Form 10-Q
period 2019-09-30
89bio, Inc.
filed 2019-12-18
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ____________

Commission File Number: 001-39122

89bio, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4946844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
535 Mission Street, 14th Floor San Francisco, California 94105	94105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 500-4614

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	ETNB	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of December 12, 2019, the registrant had 13,788,982 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

89bio, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$16,188	$11,234
Restricted cash	38	23
Prepaid and other current assets	362	59
Total current assets	16,588	11,316
Property and equipment, net	49	33
Deferred offering costs	1,628	—
Deferred tax assets	89	20
Total assets	$18,354	$11,369
Liabilities, convertible preferred stock, convertible preferred shares and stockholders’ deficit
Current liabilities:
Accounts payable	$3,571	$1,509
Accrued expenses	2,992	1,173
Convertible preferred stock liability	16,016	1,671
Total current liabilities	22,579	4,353
Commitments and contingencies (Note 5)
Convertible preferred stock	49,746	—
Convertible preferred shares	—	23,073
Stockholders’ deficit:
Common stock	1	—
Ordinary shares	—	1
Additional paid-in capital	341	118
Accumulated deficit	(54,313)	(16,176)
Total stockholders’ deficit	(53,971)	(16,057)
Total liabilities, convertible preferred stock, convertible preferred shares and stockholders’ deficit	$18,354	$11,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

				Period from
	Three months	Three months	Nine Months	January 18,
	Ended	Ended	Ended	2018 (inception)
	September 30,	September 30,	September 30,	to September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$6,680	$3,289	$14,154	$9,989
General and administrative	1,518	497	2,875	765
Total operating expenses	8,198	3,786	17,029	10,754
Loss from operations	8,198	3,786	17,029	10,754
Other (income) expenses, net	10,470	379	21,022	784
Net loss before tax	18,668	4,165	38,051	11,538
Income tax expense	57	—	86	—
Net loss and comprehensive loss	$18,725	$4,165	$38,137	$11,538
Net loss per share, basic and diluted	$(30.63)	$(6.81)	$(62.39)	$(29.79)
Weighted-average shares used to compute net loss per share, basic and diluted	611,226	611,226	611,226	387,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock, Convertible Preferred Shares and Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2019

(Unaudited)

(In thousands, except share data)

									Additional		Total
	Convertible Preferred Shares		Convertible Preferred Stock		Ordinary Shares		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance as of December 31, 2018	24,000,000	$23,073	—	$—	611,226	$1	—	$—	$118	$(16,176)	$(16,057)
Share-based compensation	—	—	—	—	—	—	—	—	37	—	37
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(4,887)	(4,887)
Balance as of March 30, 2019	24,000,000	23,073	—	—	611,226	1	—	—	155	(21,063)	(20,907)
Issuance of convertible preferred shares, net of issuance costs of $0 and partial settlement of the convertible preferred stock liability of $6,269	18,826,389	25,095	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	74	—	74
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(14,525)	(14,525)
Balance as of June 30, 2019	42,826,389	48,168	—	—	611,226	1	—	—	229	(35,588)	(35,358)
Issuance of convertible preferred shares, net of issuance costs of $0 and partial settlement of the convertible preferred stock liability of $404	1,173,611	1,578	—	—	—	—	—	—	—	—	—
Effects of the Reorganization (Note 1)	(44,000,000)	(49,746)	44,000,000	49,746	(611,226)	(1)	611,226	1	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	112	—	112
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(18,725)	(18,725)
Balance as of September 30, 2019	—	$—	44,000,000	$49,746	—	$—	611,226	$1	$341	$(54,313)	$(53,971)

The accompanying notes are an integral part of these condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock, Convertible Preferred Shares and Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2019

(Unaudited)

(In thousands, except share data)

									Additional		Total
	Convertible Preferred Shares		Convertible Preferred Stock		Ordinary Shares		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance as of January 18, 2018 (inception)	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—
Balance as of March 30, 2018	—	—	—	—	—	—	—	—	—	—	—
Issuance of ordinary shares	—	—	—	—	611,266	1	—	—	10	—	11
Issuance of convertible preferred shares, net of issuance costs of $235 and the recognition of the convertible preferred stock liability of $638	14,900,000	14,027	—	—	—	—	—	—	—	—	—
Conversion of convertible note into preferred shares	100,000	100	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(7,373)	(7,373)
Balance as of June 30, 2018	15,000,000	14,127	—	—	611,226	1	—	—	10	(7,373)	(7,362)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(4,165)	(4,165)
Balance as of September 30, 2018	15,000,000	$14,127	—	$—	611,226	$1	—	$—	$10	$(11,538)	$(11,527)

The accompanying notes are an integral part of these condensed consolidated financial statements.

89Bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

		Period from
	Nine Months	January 18,
	Ended	2018 (inception)
	September 30,	to September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(38,137)	$(11,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12	4
Share-based compensation	223	—
Deferred tax assets	(69)	—
Revaluation of convertible preferred stock liability	21,018	755
Changes in operating assets and liabilities:
Prepaids and other current assets	(314)	(53)
Accounts payable	1,610	1,352
Accrued expenses	1,329	302
Net cash used in operating activities	(14,328)	(9,178)
Cash flows from investing activities:
Purchases of property and equipment	(28)	(35)
Net cash used in investing activities	(28)	(35)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock and convertible preferred stock liability, net of issuance costs	20,000	14,665
Proceeds from issuance of common stock	11	—
Proceeds from issuance of convertible note	—	100
Payment of deferred offering costs	(686)	—
Net cash provided by financing activities	19,325	14,765
Net increase in cash and cash equivalents, and restricted cash	4,969	5,552
Cash and cash equivalents, and restricted cash at beginning of period	11,257	—
Cash and cash equivalents, and restricted cash at end of period	$16,226	$5,552
Components of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$16,188	$5,528
Restricted cash	38	24
Total cash and cash equivalents, and restricted cash	$16,226	$5,552
Supplemental disclosures of noncash investing and financing information:
Conversion of convertible note into preferred stock	$—	$100
Deferred offering costs included in accounts payable and accrued expenses	$942	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Description of Business

89bio, Inc. (“89bio” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. The Company’s lead product candidate, BIO89-100, a specifically engineered glycoPEGylated analog of fibroblast growth factor 21, is currently being developed for the treatment of nonalcoholic steatohepatitis.

89Bio Ltd. was incorporated in Israel in January 2018 and has two wholly owned subsidiaries: 89bio Management, Inc., located in San Francisco, California and UAB 89bio Lithuania, located in Vilnius, Lithuania. 89bio, Inc. was formed as a Delaware corporation on June 28, 2019, for the purpose of completing an initial public offering (“IPO”) and related transactions in order to carry on the business of 89Bio Ltd.

The Company completed an internal reorganization transaction in September 2019, pursuant to which 89Bio Ltd. became a wholly owned subsidiary of 89bio, Inc. (the “Reorganization”). As part of the Reorganization, all of the equity holders of 89Bio Ltd. exchanged 100% of the equity of 89Bio Ltd. for 100% of the equity of 89bio, Inc.

The Reorganization was considered a transaction between entities under common control. As a result, the accompanying condensed consolidated financial statements for periods prior to Reorganization have been adjusted to combine the previously separate entities for presentation purposes.

Reverse Stock Split

On October 24, 2019, 89bio, Inc.’s board of directors approved an amendment to the amended and restated certificate of incorporation of 89bio, Inc. to effect a 1-for-6.217 reverse split (“Reverse Split”) of shares of the common stock of 89bio, Inc. and a proportional adjustment to the conversion ratio of the convertible preferred stock, which was effected on October 25, 2019. The par value and authorized shares of common stock, and the par value, authorized and outstanding shares of the convertible preferred stock were not adjusted as a result of the Reverse Split. All of the share and per share information for 89bio, Inc. included in the accompanying condensed consolidated financial statements has been adjusted to reflect the Reverse Split.

Initial Public Offering

On November 13, 2019, 89bio, Inc. completed the IPO, pursuant to which is issued and sold an aggregate of 6,100,390 shares of common stock (inclusive of 795,703 shares pursuant to the underwriters’ overallotment option) at the IPO price of $16.00 per share, resulting in net proceeds of $87.8 million after deducting underwriting discounts and commissions of $6.8 million and other offering expenses of $3.0 million. Upon the closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into shares of common stock (see Note 12).

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. To date, the Company has not generated revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses for the foreseeable future until it completes development of its products and seeks regulatory approvals to market such products. The Company had cash and cash equivalents of $16.2 million as of September 30, 2019. Management expects to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

The Company intends to raise such capital through the issuance of additional equity financing and/or debt financing. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its products. The Company expects that its cash and cash equivalents as of September 30, 2019 together with the net proceeds received from its IPO (see Note 12), will be sufficient to fund operating expenses and capital expenditure requirements for a period of at least one year from the date the unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”).

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the Unites States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting.

The accompanying interim condensed consolidated financial statements are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of December 31, 2018 and for the period from January 18, 2018 (inception) to December 31, 2018 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and comprehensive loss, and cash flows. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the prospectus dated November 11, 2019 (“Prospectus”) that forms a part of the Company's Registration Statements on Form S-1 (File Nos. 333-234174 and 333-234617), as filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424 promulgated under the Securities Act of 1933, as amended.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include but are not limited to the fair value of stock options, the convertible preferred stock liability and certain accruals. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Fair Value Measurements

Financial assets and liabilities are recorded at fair value on a recurring basis in the balance sheets. The carrying values of Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, prepaid and other current assets, accounts payable, and accrued expenses approximate to their fair value due to the short-term maturity of these instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

Level 1—Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable inputs for similar assets or liabilities. These include quoted prices for identical or similar assets or liabilities in active markets and quoted prices for identical or similar assets of liabilities in markets that are not active;

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Convertible Preferred Stock Liability

The freestanding instruments related to the commitment by the Series A convertible preferred stockholders to purchase and by the Company to sell its Series A convertible preferred stock in subsequent closings, contingent upon the achievement of certain developmental milestones and approval by the board of directors, at a fixed price per stock, are considered a liability (or an asset), measured at fair value as the shares underlying the rights contain liquidation preferences upon certain “deemed liquidation events” that are not solely within the Company’s control and which are considered in-substance contingent redemption features (refer to Note 7 for further discussion on the redemption rights of the convertible preferred stock). The instruments are subject to revaluation at each balance sheet date until settlement or extinguishment, with revaluations recognized as a component of other (income) expenses, net in the condensed consolidated statements of operations and comprehensive loss.

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Deferred Offering Costs

The Company has deferred offering costs consisting of legal, accounting and other fees and costs directly attributable to the Company’s IPO. The deferred offering costs will be offset against the proceeds received upon the completion of the IPO. As of September 30, 2019, the Company recorded $1,628,000 of deferred offering costs on the condensed consolidated balance sheet. As of December 31, 2018, the Company did not have any deferred offering costs.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09—Revenue from contracts with customers, to achieve a consistent application of revenue recognition, resulting in a single revenue model to be applied by reporting companies under U.S. GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of the promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for public entities for fiscal years beginning after December 15, 2017 and is effective for nonpublic entities for fiscal years beginning after December 15, 2018. The standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company adopted this standard on January 1, 2019, and as the Company has no revenues to date, the adoption of the standard did not have any impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02—Leases, requiring the recognition of lease assets and liabilities on the balance sheet. The standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The standard is effective for public entities for fiscal years beginning after December 15, 2018 and for nonpublic entities for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this standard and expects the adoption will result in an insignificant increase in the assets and liabilities on its consolidated balance sheet for operating leases.

In June 2018, the FASB issued ASU No. 2018-07 Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share based payment. The standard expands the scope of Topic 718, (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The standard is effective for public entities for fiscal years beginning after December 15, 2019 and nonpublic entities for fiscal years beginning after December 15, 2020. Early adoption is permitted but no earlier than a company’s adoption date of Topic 606. The Company early adopted this standard on January 1, 2019, and the impact of its adoption on the Company’s consolidated financial statements was not material.

3. Fair Value Measurements

The fair value of the Company’s financial liabilities measured at fair value on a recurring basis by level within the fair value hierarchy are as follows (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible preferred stock liability	$—	$—	$16,016	$16,016
Total financial liabilities	$—	$—	$16,016	$16,016

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible preferred stock liability	$—	$—	$1,671	$1,671
Total financial liabilities	$—	$—	$1,671	$1,671

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The changes in the fair value of the Company’s Level 3 financial liabilities, which are measured on a recurring basis are as follows (in thousands):

	September 30,	December 31,
	2019	2018
Beginning balance	$1,671	$—
Recognition of convertible preferred stock liability upon issuance of convertible preferred stock	—	638
Revaluation of convertible preferred stock liability recorded in other (income) expense, net	21,018	979
Partial settlement of convertible preferred stock liability upon second closing	(1,860)	54
Partial settlement of convertible preferred stock liability upon third closing	(4,813)	—
Ending balance	$16,016	$1,671

The fair value of the Company’s convertible preferred stock liability is based on significant inputs not observed in the market, and thus represent a Level 3 measurement. Refer to Note 7 for further discussion on the convertible preferred stock liability.

4. Consolidated Balance Sheet Components

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued research and development expense	$807	$890
Accrued employee and related expenses	2,185	283
Total accrued expenses	$2,992	$1,173

5. Commitments and Contingencies

Asset Transfer and License Agreement with Teva Pharmaceutical Industries Ltd

In April 2018, the Company concurrently entered into two Asset Transfer and License Agreements (the “Teva Agreements”) with Teva Pharmaceutical Industries Ltd (“Teva”) under which it acquired certain patents and intellectual property relating to two programs: (1) Teva’s glycoPEGylated FGF21 program, including the compound TEV-47948 (BIO89-100), a glycoPEGylated long-acting FGF21 and (2) Teva’s development program of small molecule inhibitors of Fatty Acid Synthase. Pursuant to the Teva Agreements, the Company paid Teva an initial nonrefundable upfront payment of $6.0 million and the Company could be obligated to pay Teva up to $67.5 million under each program, for a total of $135.0 million, upon the achievement of certain clinical development and commercial milestones. In addition, the Company is obligated to pay Teva tiered royalties at percentages in the low-to-mid single-digits on worldwide net sales on all products containing the Teva compounds.

The Teva Agreements can be terminated (i) by the Company without cause, after the first anniversary of the effective date, upon 120 days’ written notice to Teva, (ii) by either party, if the other party materially breaches any of its obligations under the Agreements and fails to cure such breach within 60 days after receiving notice thereof, or (iii) by either party, if a bankruptcy petition is filed against the other party and is not dismissed within 60 days. In addition, Teva can also terminate the agreement related to the Company’s glycoPEGylated FGF21 program in the event the Company, or any of its affiliates or sublicensees, challenges any of the Teva patents licensed to the Company, and the challenge is not withdrawn within 30 days of written notice from Teva.

The Company accounted for the acquisition of technology as an asset acquisition because it did not meet the definition of a business. The Company recorded the total consideration transferred to Teva as research and development expense in the condensed consolidated statements of operations and comprehensive loss because the acquired technology represented in-process research and development and had no alternative future use.

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Convertible Note

In March 2018, the Company entered into a Convertible Loan Agreement (the “Convertible Note”) with a principal amount of $100,000 and a fixed interest rate of 8% per annum. The Convertible Note was automatically convertible into the Company’s next equity financing, or upon an earlier event of default. In April 2018, the entire amount outstanding converted into 100,000 shares of Series A convertible preferred stock upon the initial closing of the Series A financing.

7. Convertible Preferred Stock

In April 2018, the Company entered into the Series A Share Purchase Agreement (the “SPA”), pursuant to which the investors committed to invest an aggregate amount of up to $60.0 million for the issuance of shares of Series A convertible preferred stock at a price of $1.00 per share.

The initial closing occurred on April 16, 2018, and the Company issued 14,900,000 shares of Series A convertible preferred stock at a price per share of $1.00 for net cash proceeds of $14.7 million. The investors also committed to purchase 15,000,000 and 30,000,000 shares of Series A convertible preferred stock at a price of $1.00 per share in second and third closings, respectively, contingent upon the achievement by the Company of certain development milestones and approval by the board of directors.

The investors’ commitment to purchase and the Company’s commitment to sell shares of Series A convertible preferred stock represent a freestanding instrument accounted for at fair value and re-measured at each reporting date. The Company estimates the fair value of this commitment using the Black Scholes option pricing model. On the date of the initial closing, the Company recorded the commitments associated with the second and third closings of the Series A convertible preferred stock at a net value of $638,000. For the three months ended September 30, 2019 and 2018, the Company recorded an expense of $10.5  million and $398,000 , respectively, for the revaluation of the convertible preferred stock liability, within other (income) expenses, net in the condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2019 and for the period from January 18, 2018 (inception) to September 30, 2018, the Company recorded an expense of $21.0 million and $755,000, respectively, for the revaluation of the convertible preferred stock liability, within other (income) expenses, net in the condensed consolidated statements of operations and comprehensive loss.

In December 2018, the Series A convertible preferred stockholders partially accelerated the second closing and the Company issued 9,000,000 shares of Series A convertible preferred stock at a price of $1.00 per share and received net proceeds of $9.0 million.

In June 2019, the Company and the Series A convertible preferred stockholders agreed to issue the remaining 6,000,000 shares of Series A convertible preferred stock at a price of $1.00 per share related to the second closing, and to partially accelerate 14,000,000 shares of Series A convertible preferred stock at a price of $1.00 per share related to the third closing. The shares were issued and the aggregate net proceeds of $20.0 million were received in June and July 2019.

In September 2019, the Company completed an internal reorganization transaction pursuant to which 89Bio Ltd. became a wholly owned subsidiary of 89bio, Inc. As part of the Reorganization, all outstanding convertible preferred shares of 89Bio Ltd. were exchanged into shares of convertible preferred stock of 89bio, Inc.

As of September 30, 2019, 16,000,000 shares of Series A convertible preferred stock were subject to issuance upon completion of remaining milestones or as the preferred stockholders elected to waive such milestones.

Convertible Preferred Stock

Convertible preferred stock consists of the following:

		Shares
	Shares	Issued and	Carrying	Liquidation
	Authorized	Outstanding	Value	Preference
Series A	60,000,000	44,000,000	$49,746,000	$44,000,000
Total	60,000,000	44,000,000	$49,746,000	$44,000,000

		Shares
	Shares	Issued and	Carrying	Liquidation
	Authorized	Outstanding	Value	Preference
Series A	60,000,000	24,000,000	$23,073,000	$24,000,000
Total	60,000,000	24,000,000	$23,073,000	$24,000,000

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s articles of association do not provide redemption rights to the holders of the Series A convertible preferred stock. In the event of a liquidation event, all the funds and assets of the Company available for distribution among all the stockholders shall be distributed in the following order of preference: (a) the holders of the Series A convertible preferred stock shall be entitled to receive an amount per share equal to $1.00 per each Series A convertible preferred stock (less the amount of distributions actually received in any prior liquidation event, plus all declared but unpaid dividends) and (b) the remaining assets of the Company available for distribution to stockholders shall be distributed among the holders of common stock and to the holders of the Series A convertible preferred stock on an as-converted and pro rata basis.

Although the convertible preferred stock is not redeemable, in the event of certain “deemed liquidation events” that are not solely within the Company’s control (including merger, acquisition, or sale of all or substantially all of the Company’s assets), the holders of the convertible preferred stock would be entitled to preference amounts paid before distribution to other stockholders and hence effectively redeeming the preference amount. The convertible preferred stock is classified outside of stockholders’ deficit as a result of these in-substance contingent redemption rights.

As of September 30, 2019, and December 31, 2018, the Company did not adjust the carrying values of the convertible preferred stock to the deemed liquidation values of such shares since a liquidation event was not probable of occurring.

Upon the closing of the IPO on November 13, 2019, the Company’s outstanding convertible preferred stock automatically converted into 7,077,366 shares of common stock of 89bio, Inc. (see Note 12).

8. Common Stock

Pursuant to the Company’s amended articles of association filed in September 2019, the Company is authorized to issue a total of 72,882,353 shares of commons stock with a par value of $0.001 per share, 611,226 of which were issued and outstanding as of September 30, 2019.

In September 2019, the Company completed an internal reorganization transaction pursuant to which 89Bio Ltd. became a wholly owned subsidiary of 89bio, Inc. As part of the Reorganization, all outstanding ordinary shares of 89Bio Ltd. were exchanged into shares of common stock of 89bio, Inc.

Total common stock reserved for issuance is summarized as follows:

	September 30,	December 31,
	2019	2018
Series A convertible preferred stock outstanding, as converted	7,077,366	3,860,383
Options issued and outstanding	1,251,885	591,448
Shares available for future option grants	209,006	472,714
Total common stock reserved for issuance	8,538,257	4,924,545

9. Share-Based Compensation

Equity Incentive Plans

In 2018, the Company’s board of directors adopted the 89Bio Ltd. 2018 Equity Incentive Plan (the “2018 Plan”). In connection with the Reorganization, in September 2019, the Company’s board of directors approved the 2019 Equity Incentive Plan (the “2019 Plan”), which became effective on September 17, 2019. From and after the effective date of the 2019 Plan, the Company will no longer be making any future awards under the 2018 Plan. In addition, as part of the Reorganization, all outstanding options of 89Bio Ltd were exchanged for options to purchase common stock of 89bio, Inc. Option amounts for periods prior to the Reorganization give effect to this exchange. As of September 30, 2019, there were 209,006 shares of common stock reserved and available for issuance as future option grants under the 2019 Plan.

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company recorded share-based compensation for the periods indicated as follows (in thousands):

				Period from
				January 18,
	Three Months	Three Months	Nine Months	2018
	Ended	Ended	Ended	(inception) to
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Research and development	$34	$—	$54	$—
General and administrative	78	—	169	—
Total share-based compensation	$112	$—	$223	$—

The fair value of option awards granted for the periods indicated was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Period from
January 18,
	Nine Months	2018
	Ended	(inception) to
	September 30,	September 30,
	2019	2018
Expected term (years)	5.88–6.11	—
Expected volatility	61.80-72.45%	—
Risk-free interest rate	1.64-2.60%	—
Expected dividend	—	—

The following table summarizes stock option activity under the 2018 Plan for the nine months ended September 30, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2018	591,448	$1.93	9.87	$—
Granted	673,927	2.86
Exercised	—	—
Cancelled	(13,490)	1.93
Balance outstanding as of September 30, 2019	1,251,885	$2.43	9.45	$10,036
Exercisable as of September 30, 2019	170,175	$1.93	9.13	$1,449

10. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

		Period from
		January 18,
	Nine Months	2018
	Ended	(inception) to
	September 30,	September 30,
	2019	2018
Convertible preferred stock, as converted	7,077,366	2,412,739
Stock options to purchase ordinary shares	1,251,885	—
Total	8,329,251	2,412,739

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

11. Related Party Transactions

The Company incurred $90,000 and $6,000 in professional services expense related to certain members of the board of directors for the three months ended September 30, 2019 and 2018, respectively, The Company incurred $210,000 and $132,000 in professional services expense related to certain members of the board of directors for the nine months ended September 30, 2019 and for the period from January 18, 2018 (inception) to September 30, 2018 and, respectively. The related party liability balance was $4,200 and $23,000 as of September 30, 2019, and December 31, 2018, respectively.

12. Subsequent Events

2019 Equity Incentive Plan

On October 24, 2019, 89bio, Inc.’s board of directors approved an increase the aggregate maximum number of shares of common stock that may be issued pursuant to stock awards under 2019 Plan to 2,844,193 shares of common stock. On January 1, 2020, and each January 1 thereafter until January 1, 2029, the shares issuable pursuant to stock awards under the 2019 Plan will automatically increase by 4% of the number of shares of the Company’s capital stock issued and outstanding on the immediately preceding December 31, or a lesser number of shares as determined by the board of directors.

Reverse Stock Split

On October 24, 2019, 89bio, Inc.’s board of directors approved the Reverse Split, which was effected on October 25, 2019 (see Note 1).

Series A Share Purchase Agreement

On October 25, 2019, the Company and the Series A preferred stockholders amended the Series A SPA, and the parties agreed that the Series A SPA would terminate upon consummation of the Company’s IPO. Accordingly, the 16,000,000 shares of Series A convertible preferred stock that were issuable upon completion of remaining milestones or as the preferred stockholders elected to waive such milestones, are no longer issuable under the Series SPA after the IPO.

Initial Public Offering

On November 13, 2019, 89bio, Inc. completed the IPO, pursuant to which is issued and sold an aggregate of 6,100,390 shares of common stock (inclusive of 795,703 shares pursuant to the underwriters’ overallotment option) at the IPO price of $16.00 per share, resulting in net proceeds of $87.8 million after deducting underwriting discounts and commissions of $6.8 million and other offering expenses of $3.0 million.

Upon the closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into 7,077,366 shares of common stock of 89bio, Inc. based on a proportional adjustment to the conversion ratio of the convertible preferred stock on a 1-for-6.217.

Lease Agreement

On December 9, 2019, the Company entered into a lease in San Francisco, California to obtain approximately 3,554 rentable square feet as its headquarters. The initial term of the lease is two years and the base rent for the first year will be $210,000, increasing 3% annually.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, dated November 11, 2019 (the Prospectus). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, includes forward-looking statements that involve substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts included in the Form 10-Q, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to product candidates, estimates of market size, business trends, the anticipated timing, costs, design and conduct of our planned clinical trials for BIO89-100, our only product candidate, the timing and likelihood of regulatory filings and approvals for BIO89-100, our ability to commercialize BIO89-100, if approved, the pricing and reimbursement of BIO89-100, if approved, the potential to develop future product candidates, our ability to scale up manufacturing, the potential benefits of strategic collaborations and our intent to enter into any strategic arrangements, the timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated product development efforts and the anticipated use of the net proceeds from our IPO, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms, and similar expressions intended to identify forward-looking statements. Our actual results could differ materially from those described in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report on Form 10-Q. Forward-looking statements are not historical facts, reflect our current views with respect to future events, and apply only as of the date made. We do not intend, and undertake no obligation, to update these forward-looking statements, except as required by law. Unless the context requires otherwise, references to “we,” “us,” “our,” “89bio” or the “company” refer to (i) 89Bio Ltd. for the periods prior to the Reorganization and (ii) 89bio, Inc. for the periods after completion of the Reorganization, in each case together with its consolidated subsidiaries.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, BIO89-100, a specifically engineered glycoPEGylated analog of FGF21, is currently being developed for the treatment of nonalcoholic steatohepatitis, or NASH. NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma, or HCC and death. There are currently no approved products for the treatment of NASH. FGF21 is a clinically-validated mechanism that has been shown in humans to reduce steatosis and address cardio-metabolic dysregulation. We believe BIO89-100 may be a differentiated FGF21 therapy based on its robust and durable biological effects and a favorable tolerability profile, as well as its potential for a longer dosing interval. Combining these characteristics with the ability to address the key liver pathologies in NASH, as well as the underlying metabolic dysregulation in NASH patients, BIO89-100 has the potential to become a mainstay of NASH therapy. We successfully completed a Phase 1a, first-in-human, SAD clinical trial with 58 healthy volunteers. The magnitude and significance of BIO89-100’s biological effects after a single dose on lipid parameters were robust and durable. In July 2019, we initiated our POC Phase 1b/2a clinical trial in patients with NASH or patients with NAFLD and a high risk of NASH and we expect to report topline data in the second half of 2020. We also intend to develop BIO89-100 for the treatment of SHTG, a condition identified by severely elevated levels of triglycerides (greater than or equal to 500 mg/dL), which is associated with an increased risk of NASH, cardiovascular events and acute pancreatitis. We expect to initiate our Phase 2 trial in SHTG patients in the first half of 2020 in order to evaluate the ability of BIO89-100 to reduce fasting plasma triglyceride levels compared to baseline levels and to report topline data in the first half of 2021. Based on FDA guidance for the development of SHTG treatments, as well as the regulatory path followed by other companies that have successfully developed SHTG therapies, we believe that a combination of smaller clinical trials and shorter development timelines could mean that SHTG potentially represents a quicker path to market for BIO89-100. We believe BIO89-100 has the potential to address multiple drivers underlying metabolic dysregulation, which would make it an ideal candidate for selected liver and cardio-metabolic diseases.

We commenced operations in 2018 and have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, acquiring our initial product candidate, BIO89-100, and licensing certain related technology, conducting research and development activities, including preclinical studies and early clinical trials, and providing general and administrative support for these operations. We have funded our operations since our inception to September 30, 2019 through the issuance and sale of capital stock, from which we have raised aggregate net proceeds of $43.7 million. As of September 30, 2019, our cash and cash equivalents totaled $16.2 million. Based on our current operating plan, we believe that our cash and cash equivalents together with the net proceeds from our initial public offering, or IPO, will be sufficient to meet our anticipated cash requirements into the second half of 2021.

On November 8, 2019, our Registration Statements on Form S-1 (File No. 333-234174 and 333-234617) relating to our IPO, were declared effective by the Securities Exchange Commission, or SEC. Pursuant to the Registration Statements, we issued and sold an aggregate of 6,100,390 shares of common stock (inclusive of 795,703 shares pursuant to the underwriters’ over-allotment option) at a price of $16.00 per share for aggregate cash proceeds of $87.8 million, net of underwriting discounts and commissions and estimated offering costs. Both the sale and issuance of 5,304,687 shares in the IPO and the sale and issuance of an additional 795,703 shares pursuant to the underwriters’ over-allotment option closed on November 13, 2019. Upon the closing of the IPO, all outstanding shares of convertible preferred stock automatically converted into 7,077,366 shares of common stock. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding.

We have incurred net losses since our inception. Our net loss for the period from January 18, 2018 (inception) to December 31, 2018 was $16.2 million. Our net losses for the nine months ended September 30, 2019 and for the period from January 18, 2018 (inception) to September 30, 2018 were $38.1 million and $11.5 million, respectively. Our net losses for the three months ended September 30, 2019 and 2018 were $18.7 million and $4.2 million, respectively As of September 30, 2019, we had an accumulated deficit of $54.3 million. We expect to continue to incur significant expenses and increasing operating losses as we advance BIO89-100 and any future product candidates through clinical trials, seek regulatory approval for BIO89-100 and any future product candidates, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, protect our intellectual property, prepare for and, if approved, proceed to commercialization of BIO89-100 and any future product candidates, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We have never generated revenue and do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for BIO89-100, which we expect will not be for at least several years, if ever. Accordingly, until such time as we can generate significant revenue from sales of BIO89-100, if ever, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Reorganization

We were incorporated in January 2018 in Israel under the name 89Bio Ltd. 89bio, Inc. was incorporated in September 2019 for the purpose of an internal reorganization transaction. In September 2019, all of the equity holders of 89Bio Ltd. exchanged 100% of the equity of 89Bio Ltd. for 100% of the equity of 89bio, Inc. Following the Reorganization, 89Bio Ltd. became a wholly owned subsidiary of 89bio, Inc.

Agreements with Teva

In April 2018, we entered into the FGF21 Agreement with Teva, under which we acquired certain patents, intellectual property and other assets relating to Teva’s glycoPEGylated FGF21 program, including BIO89-100. Under the FGF21 Agreement, Teva also granted us a perpetual, non-exclusive (but exclusive as to BIO89-100), non-transferable, worldwide license to patents and know-how related to glycoPEGylation technology for use in the research, development, manufacture and commercialization of BIO89-100 and products containing BIO89-100. We also entered into an Asset Transfer and License Agreement with Teva under which we acquired from Teva certain patents, intellectual property and other assets relating to Teva’s development program of small molecule inhibitors of FASN (the “FASN Agreement” and collectively with the FGF21 Agreement, the “Teva Agreements”).

Pursuant to the Teva Agreements, we paid Teva a nonrefundable upfront payment of $6.0 million in 2018. In addition, we are required to make certain payments to Teva under each of the Teva Agreements of up to $2.5 million for the achievement of certain development milestones, and additional payments of up to $65.0 million upon achievement of certain commercial milestones, for a total under both Teva Agreements of up to $135.0 million. We are also obligated to pay Teva tiered royalties at percentages in the low-to-mid single-digits on worldwide net sales of products containing BIO89-100 or FASN.

The assets acquired from Teva did not meet the definition of a business and therefore, this acquisition was treated as an asset acquisition for accounting purposes. In addition, we recorded the total consideration transferred to Teva in connection with this acquisition as research and development expense because the acquired technology represented in-process research and development and had no alternative future use.

Components of Results of Operations

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our lead product candidate, BIO89-100. Our research and development expenses consist primarily of external costs related to preclinical and clinical development, including costs related to acquiring patents and intellectual property, expenses incurred under license agreements and agreements with contract research organizations and consultants, costs related to acquiring and manufacturing clinical trial materials, including under agreements with contract manufacturing organizations and other vendors, costs related to the preparation of regulatory submissions and expenses related to laboratory supplies and services, as well as personnel costs. Personnel costs consist of salaries, employee benefits and share-based compensation for individuals involved in research and development efforts.

We expense all research and development expenses in the periods in which they are incurred. We accrue for costs incurred as the services are being provided by monitoring the status of specific activities and the invoices received from our external service providers. We adjust our accrual as actual costs become known.

Payments associated with licensing agreements to acquire licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate commercial use are expensed as incurred. Where contingent milestone payments are due to third parties under research and development arrangements or license agreements, the milestone payment obligations are expensed when the milestone results are probable and estimable, which is generally upon achievement of milestones.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue the development of BIO89-100 and continue to invest in research and development activities. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming, and the successful development of BIO89-100 and any future product candidates is highly uncertain. To the extent that BIO89-100 continues to advance into larger and later stage clinical trials, our expenses will increase substantially and may become more variable. The actual probability of success for BIO89-100 or any future product candidate may be affected by a variety of factors, including the safety and efficacy of our product candidates, investment in our clinical programs, manufacturing capability and competition with other products. As a result, we are unable to determine the timing of initiation, duration and completion costs of our research and development efforts or when and to what extent we will generate revenue from the commercialization and sale of BIO89-100 or any future product candidate.

Our future clinical development costs may vary significantly based on factors such as:

•	the cost and timing of manufacturing BIO89-100 and any future product candidates;
•	per-patient trial costs;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses evaluated in the trials;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the phase of development of BIO89-100 and any future product candidates; and
•	the efficacy and safety profile of BIO89-100 and any future product candidates.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, expenses for outside professional services, including legal, human resource, audit and accounting services, consulting costs and allocated facilities costs. Personnel and related costs consist of salaries, benefits and share-based compensation for personnel in executive, finance and other administrative functions. Facilities costs consist of rent and maintenance of facilities. We expect our general and administrative expenses to increase for the foreseeable future as we increase the size of our administrative function to support the growth of our business and support our continued research and development activities. We also anticipate increased expenses as a result of operating as a public company, including increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs.

Other (Income) Expenses, Net

Other (income) expenses, net primarily consists of the revaluation of our convertible preferred stock liability.

Results of Operations

Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase/
	2019	2018	(Decrease)
Operating expenses:
Research and development	$6,680	$3,289	$3,391
General and administrative	1,518	497	1,021
Total operating expenses	8,198	3,786	4,412
Loss from operations	8,198	3,786	4,412
Other (income) expenses, net	10,470	379	10,091
Income tax expense	57	—	57
Net loss and comprehensive loss	$18,725	$4,165	$14,560

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods indicated (in thousands):

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase/
	2019	2018	(Decrease)
Clinical development	$1,254	$461	$793
Contract manufacturing	3,931	1,679	2,252
Pre-clinical costs	297	704	(407)
Personnel-related expenses	845	379	466
Other expenses	353	66	287
Total research and development expenses	$6,680	$3,289	$3,391

Research and development expenses increased by $3.4 million, or 103%, to $6.7 million for the three months ended September 30, 2019 from $3.3 million for the three months ended September 30, 2018. The increase was primarily due to an increase of $2.2 million in contract manufacturing costs and an increase of $0.8 million in clinical development costs, partially offset by a decrease of $0.4 million in pre-clinical costs, as we continue to advance our current clinical programs with our lead product candidate, BIO89-100. In addition, personnel- related costs, including share-based compensation, increased by $0.5 million and other expenses increased by $0.3 million due to increased headcount and other costs as we ramped up our operations.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million, or 205%, to $1.5 million during the three months ended September 30, 2019 from $0.5 million for the three months ended September 30, 2018. The increase was primarily due to an increase of $0.6 million in professional and accounting consulting service fees, incurred in connection with our preparation to become a public company and an increase of $0.4 million in personnel-related costs, including share-based compensation, driven by an increase in headcount.

Other (Income) Expenses, Net

Other (income) expenses, net increased by $10.1 million, to $10.5 million for the three months ended September 30, 2019 from $0.4 million for the three months ended September 30, 2018. The increase was primarily due to the revaluation of our convertible preferred stock liability.

Nine Months Ended September 30, 2019 and the Period from January 18, 2018 (inception) to September 30, 2018

The following table summarizes our results of operations for the periods presented (in thousands):

		Period from
		January 18,
	Nine Months	2018
	Ended	(inception) to
	September 30,	September 30,	Increase/
	2019	2018	(Decrease)
Operating expenses:
Research and development	$14,154	$9,989	$4,165
General and administrative	2,875	765	2,110
Total operating expenses	17,029	10,754	6,275
Loss from operations	17,029	10,754	6,275
Other (income) expenses, net	21,022	784	20,238
Income tax expense	86	—	86
Net loss and comprehensive loss	$38,137	$11,538	$26,599

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods indicated (in thousands):

		Period from
		January 18,
	Nine Months	2018
	Ended	(inception) to
	September 30,	September 30,	Increase/
	2019	2018	(Decrease)
Up-front license payment to Teva	$—	$6,000	$(6,000)
Clinical development	3,705	581	3,124
Contract manufacturing	6,610	1,963	4,647
Pre-clinical costs	715	711	4
Personnel-related expenses	2,385	627	1,758
Other expenses	739	107	632
Total research and development expenses	$14,154	$9,989	$4,165

Research and development expenses increased by $4.2 million, or 42%, to $14.2 million for the nine months ended September 30, 2019 from $10.0 million during the period from January 18, 2018 (inception) to September 30, 2018. The increase was primarily due to an increase of $4.6 million in contract manufacturing costs and an increase of $3.1 million in clinical development costs as we continue to advance our current clinical programs with our lead product candidate, BIO89-100. In addition, personnel- related costs, including share-based compensation, increased by $1.8 million and other expenses increased by $0.6 million due to increased headcount and other costs as we ramped up our operations. These increases were partially offset by a $6.0 million decrease due to a one time up-front license payment to Teva during the period from January 18, 2018 (inception) to September 30, 2018.

General and Administrative Expenses

General and administrative expenses increased by $2.1 million, or 276%, to $2.9 million for the nine months ended September 30, 2019 from $0.8 million during the period from January 18, 2018 (inception) to September 30, 2018. The increase was primarily due to an increase of $1.1 million in personnel-related costs, including share-based compensation, driven by an increase in headcount and an increase of $0.9 million in professional and accounting consulting service fees, incurred in connection with our preparation to become a public company.

Other (Income) Expenses, Net

Other (income) expenses, net increased by $20.2 million to $21.0 million for the nine months ended September 30, 2019 from $0.8 million during the period from January 18, 2018 (inception) to September 30, 2018. The increase was primarily due to the revaluation of our convertible preferred stock liability.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. Prior to our IPO and since our inception to September 30, 2019, we have funded our operations from the issuance and sale of capital stock, from which we have raised aggregate net proceeds of $43.7 million. As of September 30, 2019, we had available cash and cash equivalents of $16.2 million and an accumulated deficit of $54.3 million. In connection with our IPO, we issued and sold an aggregate of 6,100,390 shares of common stock (inclusive of 795,703 shares of common stock from the exercise of the over-allotment option granted to the underwriters) at a price of $16.00 per share. We received proceeds of $87.8 million, net of underwriting discounts and commissions and estimated offering costs.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our lead product candidate, BIO89-100. We plan to increase our research and development expenses substantially for the foreseeable future as we continue the clinical development of our current and future product candidates. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our current product candidate or any future product candidates. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or our current or any future license agreements which we may enter into or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast the timing and amounts of milestone, royalty and other revenue from licensing activities, which future product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Based on our research and development plans, we expect that the net proceeds from our IPO, together with our existing cash and cash equivalents will be sufficient to fund our operations into the second half of 2021. However, our operating plans and other demands on our cash resources may change as a result of many factors, and we may seek additional funds sooner than planned. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

Our future funding requirements will depend on many factors, including the following:

•

the progress, timing, scope, results and costs of our clinical trials of BIO89-100 and preclinical studies or clinical trials of other potential product candidates we may choose to pursue in the future, including the ability to enroll patients in a timely manner for our clinical trials;

•	the costs and timing of obtaining clinical and commercial supplies and validating the commercial manufacturing process for BIO89-100 and any other product candidates we may identify and develop;
•	the cost, timing and outcomes of regulatory approvals;
•	the timing and amount of any milestone, royalty or other payments we are required to make pursuant to current or any future collaboration or license agreements;
•	costs of acquiring or in-licensing other product candidates and technologies;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	the costs associated with attracting, hiring and retaining additional qualified personnel as our business grows;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting; and
•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

We expect to continue to generate substantial operating losses for the foreseeable future as we expand our research and development activities. We will continue to fund our operations primarily through utilization of our current financial resources and through additional raises of capital to advance our current product candidate through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. However, there is no assurance that such funding will be available to us or that it will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

To the extent that we raise additional capital through partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs or to grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our then-existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of or suspend one or more of our clinical trials or preclinical studies, research and development programs or commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Prior to our IPO, pursuant to a share purchase agreement (the “Series A SPA”) entered into with investors in April 2018, subject to the satisfaction, as determined in good faith by our board of directors, of certain milestones set forth in the Series A SPA, we were previously able to sell additional shares of Series A convertible preferred stock to our investors for aggregate gross proceeds of up to $16.0 million. The Series A SPA terminated upon consummation of our IPO and no shares of Series A convertible preferred stock are issuable under the Series A SPA after our IPO. See Note 7 to our interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for more information about the Series A SPA.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

		Period from
		January 18,
	Nine Months	2018
	Ended	(inception) to
	September 30,	September 30,
	2019	2018
Net cash used in operating activities	$(14,328)	$(9,178)
Net cash used in investing activities	(28)	(35)
Net cash provided by financing activities	19,325	14,765
Net increase in cash and cash equivalents, and restricted cash	$4,969	$5,552

Net Cash Used in Operating Activities

During the nine months ended September 30, 2019, net cash used in operating activities was $14.3 million, which consisted of a net loss of $38.1 million, partially offset by non-cash charges of $21.2 million and a net change of $2.6 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of the revaluation of our convertible preferred stock liability of $21.0 million and $0.2 million in share-based compensation. The change in our operating assets and liabilities was primarily due to a $2.9 million increase in accounts payable and accrued expenses as we grew our operations, offset in part by a $0.3 million increase in other current assets due to the timing of payments.

During the period from January 18, 2018 (inception) to September 30, 2018, net cash used in operating activities was $9.2 million, which consisted of a net loss of $11.5 million, partially offset by non-charges of $0.8 million and a net change of $1.6 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of the revaluation of our convertible preferred stock liability of $0.8 million. The change in our operating assets and liabilities was primarily due to a $1.7 million increase in accounts payable and accrued expenses as we grew our operations.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2019 and the period from January 18, 2018 (inception) to September 30, 2018, net cash used in investing activities primarily consisted of purchases of fixed assets.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2019 net cash provided by financing activities was $19.3 million, which consisted of net proceeds of $20.0 million from the issuance and sale of our convertible preferred stock, offset by payments of deferred offering costs of $0.7 million.

During the period from January 18 (inception) to September 30, 2018 net cash provided by financing activities was $14.8 million, which primarily consisted of net proceeds of $14.7 million from the issuance and sale of our convertible preferred stock.

Contractual Obligations and Other Commitments

As of September 30, 2019, there have been no material changes from the contractual obligations and commitments previously disclosed in our Prospectus.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, and do not have any holdings in variable interest entities.

Critical Accounting Polices and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in the Prospectus, except for the determination of the fair value of our common stock, which is used in estimating the fair value of stock-based awards at grant date. Prior to the IPO, our common stock was not publicly traded, therefore we estimated the fair value of our common stock as discussed in the Prospectus. Following our IPO, the closing sale price per share of our common stock as reported on the Nasdaq Global Select Market on the date of grant will be used to determine the exercise price per share of our share-based awards to purchase common stock.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements appearing under Part I, Item 1 for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements and our interim condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $16.2 million and $11.2 million as of September 30, 2019 and December 31, 2018, respectively, which consist of bank deposits. Historical fluctuations in interest rates have not had a significant impact on our financial condition or results of operations, and a hypothetical future 10% relative increase or decrease in interest rates would not have a material impact on the value of our cash and cash equivalents or on our future financial condition or results of operations.

Foreign Currency Risk

Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and Israel. We make payments to vendors for research and development services with payments denominated in foreign currencies, including the Israeli New Shekel and Euro. We are subject to foreign currency transaction gains or losses on our payments denominated in foreign currencies. To date, foreign currency transaction gains and losses have not been material and we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in currency exchange rates would not have a material effect on our financial results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Remediation Efforts on Previously Identified Material Weakness

During the audit of our financial statements for the period from January 18, 2018 (inception) to December 31, 2018, material weaknesses were identified in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis by the company’s internal controls. The material weaknesses that were identified related to the following:

We did not have an internal finance department. Consequently, we lacked sufficient personnel with an appropriate level of knowledge and requisite U.S. generally accepted accounting principles expertise to identify, evaluate and account for complex and non-routine transactions and an adequate supervisory review structure that is needed to comply with financial reporting requirements.

We did not have an adequate assessment of risks that could significantly impact internal controls over financial reporting and did not effectively design controls in response to the risks of material misstatement.

We have implemented measures designed to improve our disclosure controls and procedures and internal control over financial reporting to address the underlying causes of these material weaknesses, including the implementation of appropriate segregation of duties, formalization of accounting policies and controls, hiring of our Chief Financial Officer and additional qualified accounting and finance personnel and engagement of financial consultants to enable the implementation of internal controls over financial reporting. We also plan to implement certain accounting systems to automate processes. Our remediation efforts are ongoing. We, and our independent registered public accounting firm, were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2018 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by reporting requirements under Section 404 of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before deciding whether to make an investment decision with respect to shares of our common stock. You should also refer to the other information contained in this prospectus, including our audited consolidated financial statements and related notes included elsewhere in this prospectus and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations and prospects could be materially and adversely affected by any of these risks or uncertainties. In any such case, the trading price of our common stock could decline, and you could lose all or part of your investment. We caution you that the risks, uncertainties and other factors referred to below and elsewhere in this Quarterly Report on Form 10-Q may not contain all of the risks, uncertainties and other factors that may affect our future results and operations. Moreover, new risks will emerge from time to time. It is not possible for our management to predict all risks.

Risks Related to Our Business and Industry

We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale. We have incurred net losses since our inception, we expect to incur significant and increasing operating losses and we may never be profitable. Our stock is a highly speculative investment.

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. We commenced operations in 2018, and to date, our operations have been limited to organizing and staffing our company, business planning, raising capital, acquiring our initial product candidate, BIO89-100 and licensing certain related technology, conducting research and development activities, including preclinical studies and early clinical trials, and providing general and administrative support for these operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect and/ or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale, we have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. We have limited experience as a company conducting clinical trials and no experience as a company commercializing any products.

We are not profitable and have incurred net losses since our inception. As of September 30, 2019, we had an accumulated deficit of $54.3 million. Consequently, predictions about our future success or viability may not be as accurate as they would be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. We have spent, and expect to continue to spend, significant resources to fund research and development of, and seek regulatory approvals for, BIO89-100 and any future product candidates. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing and clinical trial activities increase. As a result, our accumulated deficit will also increase significantly. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our shareholders’ (deficit) equity and working capital. The net losses we incur may fluctuate significantly from quarter-to-quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Even if we eventually generate product revenue, we may never be profitable and, if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We currently have no source of product revenue and may never become profitable.

BIO89-100 is in the early stages of development. To date, we have not generated any revenue from the licensing or commercialization of BIO89-100. We will not be able to generate product revenue unless and until BIO89-100 or any future product candidate, alone or with future partners, successfully completes clinical trials, receives regulatory approval and is successfully commercialized. As BIO89-100 is in the early stages of development, we do not expect to receive revenue from it for a number of years, if ever. Although we may seek to obtain revenue from collaboration or licensing agreements with third parties, we currently have no such agreements that could provide us with material, ongoing future revenue and we may never enter into any such agreements. Our ability to generate future product revenue from BIO89-100 or any future product candidates also depends on a number of additional factors, including our or our future partners’ ability to:

•	successfully complete research and clinical development of BIO89-100 and any future product candidates;
•

establish and maintain supply and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

•

launch and commercialize future product candidates for which we obtain marketing approval, if any, and, if launched independently, successfully establish a sales force, marketing and distribution infrastructure;

•	demonstrate the necessary safety data post-approval to ensure continued regulatory approval;
•	obtain coverage and adequate product reimbursement from third-party payors, including government payors;
•	achieve market acceptance for our or our future partners’ products, if any;
•	establish, maintain, protect and enforce our intellectual property rights; and
•	attract, hire and retain qualified personnel.

In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or if or when we will achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide, or are required by the U.S. Food and Drug Administration (the “FDA”) or comparable foreign regulatory authorities, to perform studies or trials in addition to those that we currently anticipate. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing these products.

Even if we generate revenue from the sale of any of our product candidates that may be approved, we may not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or do not sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

We will require substantial additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of BIO89-100 or develop new product candidates.

As a clinical-stage biopharmaceutical company, our operations have consumed significant amounts of cash since our inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we conduct our Phase 1b/2a clinical trial of BIO89-100 and seek regulatory approvals for BIO89-10.

We believe that the net proceeds from our IPO, together with our existing cash and cash equivalents will fund our projected operating requirements into the second half of 2021. Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including:

•	the initiation, progress, timing, costs and results of preclinical and clinical studies for BIO89-100 and any future product candidates we may develop;
•

the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more studies than those that we currently expect or change their requirements on studies that had previously been agreed to;

•

the cost to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing of any patents or other intellectual property rights;

•	the effect of competing technological and market developments;
•	market acceptance of any approved product candidates, including product pricing and product coverage and adequate reimbursement by third-party payors;
•	the cost of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;
•	the cost and timing of selecting, auditing and potentially validating a manufacturing site for commercial-scale manufacturing of BIO89-100; and
•

the cost of establishing sales, marketing and distribution capabilities for BIO89-100 and any future product candidates for which we may receive regulatory approval and that we determine to commercialize ourselves or in collaboration with our future partners.

We will require additional capital to discover, develop, obtain regulatory approval for and commercialize BIO89-100 and any future product candidates. We do not have any committed external source of funds. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. If we do not raise additional capital, we may not be able to expand our operations or otherwise capitalize on our business opportunities, our business and financial condition will be negatively impacted and we may need to:

•	significantly delay, scale back or discontinue research and discovery efforts and the development or commercialization of any product candidates or cease operations altogether;
•

seek strategic alliances for research and development programs when we otherwise would not, or at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or

•	relinquish, or license on unfavorable terms, our rights to technologies or any product candidates that we otherwise would seek to develop or commercialize ourselves.
•

In addition, if BIO89-100 receives approval and is commercialized, we will be required to make milestone and royalty payments to Teva, from whom we acquired certain patents and intellectual property relating to BIO89-100, and from whom we licensed patents and know-how related to glycoPEGylation technology that is used in the manufacture of BIO89-100. For additional information regarding this license agreement, please see Note 5 to our condensed consolidated financial statements appearing under Part I, Item 1.

Raising additional capital may cause dilution to existing stockholders, restrict our operations or require us to relinquish rights to our technologies.

Existing stockholders could suffer dilution or be negatively affected by fixed payment obligations we may incur if we raise additional funds through the issuance of additional equity securities or debt. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants or protective rights that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we need to secure additional financing, such additional fundraising efforts may divert our management and research efforts from our day-to-day activities, which may adversely affect our ability to develop and commercialize BIO89-100 and any future product candidates.

To the extent we obtain additional funding through product collaborations, these arrangements would generally require us to relinquish rights to some of our technologies, product candidates or products, and we may not be able to enter into such agreements, on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our development programs or product candidates.

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Based on our current operating plan, we believe that our cash and cash equivalents, together with the net proceeds from our initial public offering, or IPO, will be sufficient to meet our anticipated cash requirements into the second half of 2021. However, to date, we have not generated revenues from our activities and have incurred substantial operating losses. We expect that we will continue to generate substantial operating losses for the foreseeable future until we complete development of BIO89-100 or our other product candidates and seek regulatory approvals to market such product candidates. We will continue to fund our operations primarily through utilization of our current financial resources and additional raises of capital. However, there is no assurance that such funding will be available to us or that it will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

These conditions raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm has included in its audit opinion for the period from January 18, 2018 (inception) to December 31, 2018 an explanatory paragraph that there is substantial doubt as to our ability to continue as a going concern. We plan to address these conditions by raising funds from our current investors as well as potential outside investors. However, there is no assurance that such funding will be available to us, will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. Our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or enter into partnerships. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.

Our business depends on the success of BIO89-100, our only product candidate under clinical development, which is in the early stages of clinical development and has not completed a pivotal trial. If we are unable to obtain regulatory approval for and successfully commercialize BIO89-100 or other future product candidates, or we experience significant delays in doing so, our business will be materially harmed.

To date, the primary focus of our product development has been BIO89-100 for the treatment of patients with NASH. Currently, BIO89-100 is our only product candidate under clinical development. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and that therefore may be able to better sustain a failure of a lead candidate. Successful continued development and ultimate regulatory approval of BIO89-100 for the treatment of NASH or other indications, including SHTG, is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the clinical development of BIO89-100. If we cannot successfully develop, obtain regulatory approval for and commercialize BIO89-100, we may not be able to continue our operations. The future regulatory and commercial success of BIO89-100 is subject to a number of risks, including the following:

•	we may not have sufficient financial and other resources to complete the necessary clinical trials for BIO89-100, including, but not limited to, the clinical trials needed to obtain drug approval;
•

the mechanism of action of BIO89-100 is complex, and we do not know the degree to which it will translate into a therapeutic benefit, if any, in NASH or any other indication, and we do not know the degree to which the complex mechanism of action may contribute to long-term safety issues or adverse events, if any, when BIO89-100 is taken for prolonged periods such as in the treatment of NASH or any other indication;

•	we may not be able to obtain adequate evidence from clinical trials of efficacy and safety for BIO89-100 for the treatment of NASH or other indications;
•	in our clinical trials for BIO89-100, we may need to adjust our clinical trial procedures and may need additional clinical trial sites, which could delay our clinical trial progress;
•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory authorities for marketing approval;
•	patients in our clinical trials may suffer serious adverse effects for reasons that may or may not be related to BIO89-100, which could delay or prevent further clinical development;
•

the standards implemented by clinical or regulatory agencies may change at any time and we cannot be certain what efficacy endpoints the FDA or foreign clinical or regulatory agencies may require in pivotal clinical trials with respect to NASH or any other indication for the approval of BIO89-100;

•	the results of later stage clinical trials may not be as favorable as the results we have observed to date in our preclinical studies and Phase 1a clinical trial;
•

if we obtain accelerated approval of BIO89-100 or any other product candidate based on a surrogate endpoint, we may be required to conduct a post-approval clinical outcomes trial to confirm the clinical benefit of the product candidate; if any such post-approval trial is not successful we may not be able to continue marketing the product;

•

we cannot be certain of the number and type of clinical trials and non-clinical studies that the FDA or other regulatory agencies will require in order to approve BIO89-100 for the treatment of NASH or any other indication, including SHTG;

•

if approved for NASH or SHTG, BIO89-100 will likely compete with products that may reach approval for the treatment of NASH prior to BIO89-100, products that are currently approved for the treatment of SHTG and the off-label use of currently marketed products for NASH and SHTG; and

•	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage results in the submission of a new drug application or a new BLA to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market BIO89-100, any such approval may be subject to limitations on the indicated uses or patient populations for which we may market the products. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we may be unable to successfully develop or commercialize BIO89-100. If we or any of our future development collaborators are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize BIO89-100, we may not be able to generate sufficient revenue to continue our business.

Clinical drug development involves a lengthy and expensive process with uncertain timelines and uncertain outcomes, and the results of prior preclinical or clinical trials are not necessarily predictive of our future results. Our clinical trials may fail to adequately demonstrate the safety and efficacy of BIO89-100 or any future product candidates.

BIO89-100 and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and comparable foreign regulatory authorities before obtaining marketing approval from these regulatory authorities. The drug development and approval process is lengthy and expensive, and approval is never certain. Investigational new drugs, such as BIO89-100, may not prove to be safe and effective in clinical trials. We have no direct experience as a company in conducting later stage clinical trials required to obtain regulatory approval. We may be unable to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, if at all. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Because we have limited experience as a company designing clinical trials, we may be unable to design and execute a clinical trial to support regulatory approval. Even if our current clinical trial is successful, it will be insufficient to demonstrate that BIO89-100 is safe or effective for registration purposes.

There is a high failure rate for drugs and biologic products proceeding through clinical trials. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of BIO89-100 or any future product candidate may not be predictive of the results of later-stage clinical studies or trials and the results of studies or trials in one set of patients or line of treatment may not be predictive of those obtained in another. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in preclinical studies and earlier stage clinical trials. In addition, data obtained from preclinical and clinical activities is subject to varying interpretations, which may delay, limit or prevent regulatory approval. It is impossible to predict when or if BIO89-100 or any future product candidate will prove effective or safe in humans or will receive regulatory approval. Owing in part to the complexity of biological pathways, BIO89-100 or any future product candidate may not demonstrate in patients the biochemical and pharmacological properties we anticipate based on laboratory studies or earlier stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. The number of patients exposed to product candidates and the average exposure time in the clinical development programs may be inadequate to detect rare adverse events or findings that may only be detected once a product candidate is administered to more patients and for greater periods of time. To date, our Phase 1a clinical trial has involved a small patient population of healthy volunteers and, because of the small sample size in such trial, the results of this clinical trial may be subject to substantial variability and may not be indicative of either future interim results or final results in patients with liver or cardio-metabolic diseases. If we are unable to successfully demonstrate the safety and efficacy of BIO89-100 or other future product candidates and receive the necessary regulatory approvals, our business will be materially harmed.

If we experience delays in clinical testing, our commercial prospects will be adversely affected, our costs may increase and our business may be harmed.

Conducting clinical studies for any product candidates for approval in the United States requires filing an investigational new drug (“IND”) application and reaching agreement with the FDA on clinical protocols, finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the institutional review board at each such site, manufacturing clinical quantities of product candidates and supplying drug product to clinical sites. Currently, we have an active IND with the FDA in the United States for BIO89-100. Because our IND is with the gastrointestinal division of the FDA, we may be required to file an additional IND with another division for any future indications, including SHTG. If any such future IND is not approved by the FDA, our clinical development timeline may be negatively impacted and any future clinical programs may be delayed or terminated.

We cannot guarantee that we will be able to successfully accomplish required regulatory activities or all of the other activities necessary to initiate and complete clinical trials. As a result, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approvals or successfully commercialize our products. We do not know whether any other clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize BIO89-100 and any future product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize BIO89-100 or any future product candidates and may harm our business, results of operations and prospects. Events that may result in a delay or unsuccessful completion of clinical development include:

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•	deviations from the trial protocol by clinical trial sites and investigators, or failures to conduct the trial in accordance with regulatory requirements;
•	the need to repeat clinical trials as a result of inconclusive or negative results or poorly executed testing or changes in required endpoints by the FDA or comparable foreign authorities;
•	unfavorable FDA inspection and review of a clinical trial site or records of any clinical or preclinical investigation;
•	the placement of a clinical hold on a clinical trial by the FDA or comparable foreign authorities;
•	delays in obtaining, or the inability to obtain, required approvals from institutional review boards or other governing entities at clinical sites selected for participation in our clinical trials;
•	failure of third parties, such as CROs, to satisfy their contractual duties to us or meet expected deadlines;
•	delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;
•	insufficient supply or deficient quality of product candidate materials or other materials necessary to conduct our clinical trials;
•

for clinical trials in selected patient populations, delays in identification and auditing of central or other laboratories and the transfer and validation of assays or tests to be used to identify selected patients;

•	delays in enrolling participants into our clinical trials;
•	delays in patients completing a trial or returning for post-treatment follow-up;
•	delays caused by patients dropping out of a trial due to side effects, disease progression or otherwise;
•	serious and unexpected drug-related adverse effects experienced by participants in our clinical trials;
•

implementation of new, or changes to, guidance or interpretations from the FDA or comparable foreign authorities with respect to approval pathways for any product candidates we are pursuing, such as the draft guidance documents from the FDA and the European Medicines Agency for the development of NASH that were issued in 2018 and 2019;

•	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials; or
•	changes in government regulations or administrative actions or lack of adequate funding to continue the clinical trials.

Our or our future collaborators’ inability to timely complete clinical development could result in additional costs to us as well as impair our ability to generate product revenue, continue development, commercialize BIO89-100 and any future product candidates, reach sales milestone payments and receive royalties on product sales. In addition, if we make changes to a product candidate, we may need to conduct additional nonclinical studies or clinical trials to bridge or demonstrate the comparability of our modified product candidate to earlier versions, which could delay our clinical development plan or marketing approval for our current product candidate and any future product candidates.

If we encounter difficulties in enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials largely depends on patient enrollment. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials.

Furthermore, as a result of the inherent difficulties in diagnosing NASH, which can currently only be definitively diagnosed through a liver biopsy, and the significant competition for recruiting NASH patients in clinical trials, we or our future collaborators may be unable to enroll the patients we need to complete clinical trials on a timely basis, or at all.

Many factors affect patient enrollment, including:

•	the size and nature of the patient population, which may be limited due to diagnostic requirements;
•	the number and location of clinical sites;
•	competition with other companies for clinical sites or patients;
•	the availability and amount of any patient stipend;
•	the eligibility and exclusion criteria for the trial, including any potential requirement for a biopsy;
•	the design of the clinical trial;
•	inability to obtain and maintain patient consents;
•	significant adverse events or other side effects observed, if any;
•	risk that enrolled participants will drop out before completion; and
•

competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies (oral versus injectables, like BIO89-100), including any new drugs that may be approved for the indications we are investigating.

In addition, our competitors, some of whom have significantly greater resources than we do, are conducting clinical trials for the same indications and seek to enroll patients in their studies that may otherwise be eligible for our clinical studies or trials, which could lead to slow recruitment and delays in our clinical programs. Further, since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which could further reduce the number of patients who are available for our clinical trials in these sites.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. If we are unable to enroll a sufficient number of patients that will complete clinical testing, we will be unable to seek or gain marketing approval for BIO89-100 and any future product candidates and our business will be harmed. Even if we are able to enroll a sufficient number of patients in our clinical studies or trials, delays in patient enrollment may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of BIO89-100 and any future product candidates.

We are initially developing BIO89-100 for the treatment of NASH, an indication for which there are no approved products. This makes it difficult to predict the timing and costs of the clinical development of BIO89-100 for the treatment of NASH.

Our current research and development efforts are focused on developing BIO89-100 for the treatment of NASH, an indication for which there are no approved products. The regulatory approval process for novel product candidates such as BIO89-100 can be more expensive and take longer than for other, better known or extensively studied product candidates. As other companies are in later stages of clinical trials for their potential NASH therapies, we expect that the path for regulatory approval for NASH therapies may continue to evolve in the near term as these other companies refine their regulatory approval strategies and interact with regulatory authorities. Such evolution may impact our future clinical trial designs, including trial size and endpoints, in ways that we cannot predict today. Our anticipated development costs would likely increase if development of BIO89-100 or any future product candidate is delayed because we are required by the FDA to perform studies or trials in addition to, or different from, those that we currently anticipate. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs.

BIO89-100 and any future product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

Undesirable side effects caused by BIO89-100 or any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Additional clinical studies may be required to evaluate the safety profile of BIO89-100 or any future product candidates.

While no serious adverse events were reported in our Phase 1a clinical trial of BIO89-100, the following treatment-related adverse events were reported in at least two subjects in the treatment cohort: injection site reactions and headaches. Further, it is possible that side effects will become apparent in long-term animal safety studies, such as those that remain ongoing. We have seen preliminary evidence of physiological changes in mice that are consistent with the changes that may accompany a dramatic amount of weight loss relative to growth in non-obese animals. As with any animal safety finding, to the extent that these side effects are determined to be clinically relevant, they could have a negative impact on our clinical program.

Future results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. In such an event, we could suspend or terminate our trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of BIO89-100 or any future product candidates for any or all targeted indications. Drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims.

Any of these occurrences could materially and adversely affect our business, financial condition, results of operations and prospects.

It may be difficult to discern whether certain events or symptoms observed during our clinical trials or by patients using our approved products are related to BIO89-100 or any future product candidates or approved products or some other factor. As a result, we and our development programs may be negatively affected even if such events or symptoms are ultimately determined to be unlikely related to BIO89-100 or any future product candidates or approved products. We cannot assure you that additional or more severe adverse side effects related to BIO89-100 or any future product candidates will not be observed in our clinical trials or in the commercial setting. Further, we expect that BIO89-100 will require multiple administrations vis subcutaneous injection in the course of a clinical trial, and this chronic administration increases the risk that our clinical drug development programs may not uncover all possible adverse events that may eventually be experienced by patients treated with BIO89-100, such as rare adverse events or chance findings that may only be detected once product candidates are administered to ore patients or for greater periods of time. If observed, such adverse side effects could delay or preclude regulatory approval of BIO89-100 or any future product candidates, limit commercial use or result in the withdrawal of previously granted marketing approvals. If we or others identify undesirable or unacceptable side effects caused by BIO89-100 or any future product candidates or products:

•	we may be required to modify, suspend or terminate our clinical trials;
•

we may be required to modify or include additional dosage and administration instructions, warnings and precautions, contraindications, boxed warnings, limitations, restrictions or other statements in the product label for our approved products, or issue field alerts to physicians and pharmacies;

•	we may be required to conduct costly additional clinical trials;
•	we may be subject to limitations on how we may promote our approved products;
•	sales of our approved products may decrease significantly;
•	regulatory authorities may require us to take our approved products off the market;
•	we may be subject to regulatory investigations, government enforcement actions, litigation or product liability claims; and
•	our products may become less competitive or our reputation may suffer.

Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than us.

The biopharmaceutical industry is intensely competitive and subject to rapid innovation and significant technological advancements. We believe the key competitive factors that will affect the development and commercial success of BIO89-100 and any future product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price, the level of generic competition and reimbursement. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies, universities and other research institutions. A number of biotechnology and pharmaceutical companies are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting. Smaller or earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Given the high incidence of NASH and SHTG, it is likely that the number of companies seeking to develop products and therapies for the treatment of liver and cardio-metabolic diseases, such as NASH and SHTG, will increase.

There are no currently approved therapies for the treatment of NASH. Although there are no approved therapies that specifically target the signaling pathways that BIO89-100 is designed to affect, there are numerous currently approved therapies for treating diseases other than NASH and some of these currently approved therapies may exert effects that could be similar to BIO89-100. Many of these approved drugs are well- established therapies or products and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if BIO89-100 or any future product candidates are approved, they will be priced at a significant premium over competitive generic products, including branded generic products. This may make it difficult for us to differentiate our products from currently approved therapies, which may adversely impact our business strategy. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as BIO89-100 or any future product candidates progress through clinical development. In addition, to the extent BIO89-100 or any future product candidates are approved for cardio-metabolic indications, such as SHTG, the commercial success of our products will also depend on our ability to demonstrate benefits over the then- prevailing standard of care, including diet, exercise and lifestyle modifications.

Further, if BIO89-100 or any future product candidates are approved for the treatment of SHTG, we will compete with currently approved therapies and therapies further along in development. Our competitors both in the United States and abroad include large, well-established pharmaceutical and generic companies with significantly greater name recognition. Our competitors may be able to charge lower prices than we can, which may adversely affect our market acceptance. Many of these competitors have greater resources than we do, including financial, product development, marketing, personnel and other resources. Clinical trials for the treatment of SHTG may be relatively costly and time consuming. The requirements for approval by the FDA and comparable foreign regulatory authorities may change over time and this may require changes to ongoing or future clinical trial designs that could impact timelines and cost.

If our competitors market products that are more effective, safer or cheaper than our products or that reach the market sooner than our products, we may not achieve commercial success. In addition, the biopharmaceutical industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in other technologies. If we fail to stay at the forefront of technological change, we may be unable to compete effectively.

Technological advances or products developed by our competitors may render our technologies, products or product candidates obsolete, less competitive or not economical.

Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly longer operating histories and greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Many of our competitors have established distribution channels for the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaborative relationships.

As a result, our competitors may obtain regulatory approval of their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidate or any future product candidates. Our competitors may also develop and succeed in obtaining approval for drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products and these competitors may also be more successful than we are in manufacturing and marketing their products. If we are unable to compete effectively against these companies, then we may not be able to commercialize our product candidate or any future product candidates or achieve a competitive position in the market. This would adversely affect our ability to generate revenue. Our competitors also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and enrolling patients for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our inability to compete effectively in any of these aspects of our business could harm our business, financial condition, results of operations and prospects.

Lack of efficacy, adverse events or undesirable side effects may emerge in clinical trials conducted by third parties developing FGF product candidates, which could adversely affect our stock price, our ability to attract additional capital and our development program.

Lack of efficacy, adverse events or undesirable side effects may emerge in clinical trials conducted by third parties developing FGF product candidates like ours. For example, Bristol-Myers Squibb Company and Akero Therapeutics, Inc. are also developing FGF21 product candidates for the treatment of NASH. We have no control over their clinical trials or development program, and lack of efficacy, adverse events or undesirable side effects experienced by subjects in their clinical trials could adversely affect our stock price, our ability to attract additional capital and our development of BIO89-100 or even the viability of BIO89-100 as a product candidate, including by creating a negative perception of FGF therapeutics by healthcare providers or patients.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available.

In addition, adverse changes between interim data and final data could significantly harm our business and prospects. Additional disclosure of interim data by us or by our competitors in the future could also result in volatility in the price of our common stock. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, BIO89-100 or any future product candidates may be harmed, which could harm our business, financial condition, results of operations and prospects.

We may encounter difficulties in managing our growth, which could adversely affect our operations.

We are in the early stages of building the full management team and employee base that we anticipate we will need to complete the development BIO89-100 and other future product candidates. As of September 30, 2019, we had 17 employees, some of whom are based in the United States and some of whom are based in Israel. As we advance our preclinical and clinical development programs for product candidates, seek regulatory approval in the United States and elsewhere and increase the number of ongoing product development programs, we anticipate that we will need to increase our product development, scientific and administrative headcount. We will also need to establish commercial capabilities in order to commercialize any product candidates that may be approved. Such an evolution may impact our strategic focus and our deployment and allocation of resources. Our management, personnel and systems may experience difficulty in adjusting to our growth and strategic focus.

Our ability to manage our operations and growth effectively depends upon the continual improvement of our procedures, reporting systems and operational, financial and management controls. We may not be able to implement administrative and operational improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we do not meet these challenges, we may be unable to execute our business strategies and may be forced to expend more resources than anticipated addressing these issues.

We may acquire additional technology and complementary businesses in the future. Acquisitions involve many risks, any of which could materially harm our business, including the diversion of management’s attention from core business concerns, failure to effectively exploit acquired technologies, failure to successfully integrate the acquired business or realize expected synergies or the loss of key employees from either our business or the acquired businesses.

In addition, in order to continue to meet our obligations as a public company and to support our anticipated long-term growth, we will need to increase our general and administrative capabilities. Our management, personnel and systems may not be adequate to support this future growth.

If we are unable to successfully manage our growth and the increased complexity of our operations, our business, financial position, results of operations and prospects may be materially and adversely affected.

We must attract and retain highly skilled employees in order to succeed. If we are not able to retain our current senior management team and our scientific advisors or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer.

We may not be able to attract or retain qualified personnel and consultants due to the intense competition for such individuals among in the biotechnology and pharmaceutical industries. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development and commercial objectives, our ability to raise additional capital and our ability to implement our business strategy.

Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development, regulatory, commercialization and business development expertise of the members of our executive team, as well as other key employees and consultants. If we lose one or more of our executive officers or other key employees or consultants, our ability to implement our business strategy successfully could be seriously harmed. Any of our executive officers or other key employees or consultants may terminate their employment at any time and replacing such individuals may be difficult and time-consuming because of the limited number of individuals in our industry with the necessary breadth of skills and experience. Competition to hire and retain employees and consultants from this limited pool is intense, and we may be unable to hire, train, retain or motivate such individuals. Additionally, we do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not receive adequate compensation for the loss of the services of these individuals. If we are unable to continue to attract and retain high-quality personnel, the rate and success with which we can discover and develop product candidates and our business will be limited.

We have relied on, and expect to continue to rely on, third-party manufacturers to produce BIO89-100 or any future product candidates. Any failure by a third-party manufacturer to produce acceptable product candidates for us pursuant to our specifications and regulatory standards may delay or impair our ability to initiate or complete our clinical trials, obtain and maintain regulatory approvals or commercialize approved products.

The manufacturing of biologic drugs such as BIO89-100 is complex and the process of identifying the qualifying suppliers takes a significant investment of time and money. We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely, and expect to rely for the foreseeable future, on third-party manufacturers to supply us with BIO89-100 and any future product candidates.

We currently have a sole source relationship with Northway Biotechpharma (“BTPH”) pursuant to which they supply us with BIO89-100. If there should be any disruption in our supply arrangement with BTPH, including any adverse events affecting BTPH, it could have a negative effect on the clinical development of BIO89-100 and other operations while we work to identify and qualify an alternate supply source.

We do not have a long-term supply agreement with any third-party manufacturer. Reliance on third- party manufacturers entails risks to which we would not be subject if we manufacture product candidates or products ourselves. For example, if we do not maintain our key manufacturing relationships, we may fail to find replacement manufacturers or develop our own manufacturing capabilities in a timely manner or at all, which could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us, and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other comparable foreign regulatory authorities.

Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•

the possible failure of the third party to manufacture product candidates according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;

•

the possible breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to manufacture product candidates in accordance with our product specifications);

•	the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
•

the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how;

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
•	reliance on the third party for regulatory compliance, quality assurance and safety and pharmacovigilance reporting.

Certain raw materials necessary for the manufacture of BIO89-100 under our current manufacturing process, such as reagents that are needed for the glycoPEGylation, are available only from a single supplier. In April 2018, we entered into a Reagent Supply and Technology Transfer Agreement with Teva under which Teva agreed to supply us several reagents required for the glycoPEGylation process until December 31, 2022 and transfer the know-how required for our production of these reagents. We expect the manufacture of these reagents will be transferred to a new supplier prior to expiration of the agreement with Teva. Any complications arising under our agreement with Teva, with the subsequent transfer of know-how to us, or any difficulties securing a new supplier could considerably delay the manufacture of BIO89-100. Any significant delay in the acquisition or decrease in the availability of these raw materials from Teva or any new supplier could considerably delay the manufacture of BIO89-100, which could adversely impact the timing of any planned trials or the regulatory approvals of BIO89-100.

The FDA and other comparable foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and other comparable foreign regulatory authorities also inspect these facilities to confirm compliance with current good manufacturing practices (“cGMP”). Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. We may have little to no control regarding the occurrence of third-party manufacturer incidents. Any failure to comply with cGMP requirements or other FDA or comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop BIO89-100 or any future product candidates and market our products following approval. Our sole source supplier, BTPH, has not yet manufactured a commercial product, and as a result, has not been subject to inspection by the FDA and other comparable foreign regulatory authorities.

If BIO89-100 or any future product candidates are approved by the FDA or other comparable foreign regulatory authorities for commercial sale, we may need to manufacture such product candidate in larger quantities. We intend to use third-party manufacturers for commercial quantities of BIO89-100 to the extent we advance this product candidate and other product candidates. Our manufacturers may not be able to successfully increase the manufacturing capacity for any of our product candidates in a timely or efficient manner, or at all. If we are unable to successfully increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate.

In addition, the operations of our third-party manufacturers may be subject to earthquakes, power shortages, telecommunications failures, failures or breaches of information technology systems, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, and other natural or man-made disasters or business interruptions. Damage or extended periods of interruption to our facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop our product candidates and commercialize any products that receive regulatory approval on a timely basis.

In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer, we may have difficulty transferring such skills or technology to another third party and a feasible alternative many not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. For example, in the event that we need to switch our third-party manufacturer of BIO89-100 from BTPH, which is our sole manufacturing source for BIO89-100, we anticipate that the complexity of the glycoPEGylation manufacturing process may materially impact the amount of time it may take to secure a replacement manufacturer. The delays associated with the verification of a new manufacturer, if we are able to identify an alternative source, could negatively affect our ability to develop product candidates in a timely manner or within budget.

The manufacture of biologic products is complex and we are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of our products.

To date, BIO89-100 has been manufactured by a single third-party manufacturer, BTPH, solely for preclinical studies and clinical trials. This manufacturer may not be able to scale production to the larger quantities required for large clinical trials and to commercialize BIO89-100. The process of manufacturing BIO89-100 is complex, highly regulated and subject to several risks, including:

•

the process of manufacturing biologics is susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error and improper storage conditions. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, the manufacturing facilities may need to be closed for an extended period of time to investigate and eliminate the contamination;

•

the manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor and raw material shortages, financial difficulties of our contract manufacturers, natural disasters, power failures, local political unrest and numerous other factors; and

•

any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the supply of our products. We may also have to record inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek costlier manufacturing alternatives.

The manufacture of biologic products, and in particular, the glycoPEGylation process, is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of biologic products often encounter difficulties in production, particularly in scaling up and validating initial production and ensuring the avoidance of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot assure you that any stability or other issues relating to the manufacture of BIO89-100 will not occur in the future.

We have limited process development capabilities and have access only to external manufacturing capabilities. We do not have and we do not currently plan to acquire or develop the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical trials or commercialization. Any delay or interruption in the supply of clinical trial materials, including as a result of breach by us or BTPH of our agreement with BTPH, or our inability to agree to the terms of supply or related services in any statement of work, could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

We plan to develop a new drug product formulation for BIO89-100 and we may be unsuccessful. Any changes in methods of product candidate manufacturing or formulation may result in the need to perform new clinical trials, which would require additional costs and cause delay.

We plan to develop a new drug product formulation of BIO89-100 for late stage clinical trials and commercialization. Our current drug product is stored as a frozen liquid and is therefore not well-suited to larger clinical trials or commercialization. We have engaged a formulation development company to explore both a new refrigerated liquid formulation and a freeze-dried, or lyophilized formulation. We also plan to begin development of a pen-type autoinjector for the new drug product formulation. There is no assurance that we will be successful in developing a new drug product formulation or an autoinjector on a timely basis or at all, which could impede our development and commercialization strategy for BIO89-100. The FDA or other comparable foreign regulatory authorities could require nonclinical studies or clinical trials to support introduction of any new formulation and autoinjector, which could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase our clinical trial costs, delay approval of BIO89-100 and jeopardize our ability to commence product sales and generate revenue from BIO89-100, if approved.

We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

We currently rely on, and expect to continue to rely on, third parties, such as CROs, clinical data management organizations, medical institutions, consultants and clinical investigators, to conduct our clinical trials and certain aspects of our research and preclinical testing. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities and such alternative arrangements may not be available on terms acceptable to us.

Our reliance on these third parties for research and development activities will reduce our control over these activities, but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as current Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for BIO89-100 or any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development, marketing approval and/or commercialization of BIO89-100 or any future product candidates, producing additional losses and depriving us of potential revenue.

In addition, while we have received the majority of the knowledge with regard to our current product candidate from Teva, we may still depend on Teva to provide information and documentation regarding certain aspects of BIO89-100 or any future product candidates. If Teva delays providing or fails to provide such information or documentation, we may also be delayed in our efforts to successfully commercialize BIO89-100 or any future product candidates. We also depend on Teva to support our efforts to transfer the manufacturing process to a contract manufacturer. If Teva is unable to or otherwise fails to support such transfer, we may incur significant delay and increased costs in commercializing BIO89-100 or any future product candidates.

We may not be able to obtain and maintain the third-party relationships that are necessary to develop, commercialize and manufacture some or all of our product candidates.

We expect to depend on collaborators, partners, licensees, clinical investigators, CROs, manufacturers and other third parties to support our discovery efforts, to formulate product candidates, to conduct clinical trials for some or all of our product candidates, to manufacture clinical and commercial scale quantities of our drug substance and drug product and to market, sell and distribute any products we successfully develop. Any problems we experience with any of these third parties could delay the development, commercialization and manufacturing of our product candidates, which could harm our results of operations.

We cannot guarantee that we will be able to successfully negotiate agreements for, or maintain relationships with, collaborators, partners, licensees, clinical investigators, CROs, manufacturers and other third parties on favorable terms, if at all. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize BIO89-100 and any future product candidates, which will in turn adversely affect our business.

We expect to expend substantial management time and effort to enter into relationships with third parties and, if we successfully enter into such relationships, to manage these relationships. In addition, substantial amounts will be paid to third parties in these relationships. However, we cannot control the amount or timing of resources our future contract partners will devote to our research and development programs, product candidates or potential product candidates, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all. In addition, while we manage the relationships with third parties, we cannot control all of the operations of and any outsourcing used by such third parties. We rely on third parties’ knowledge regarding specific local laws and regulatory requirements in foreign jurisdictions, where applicable.

If we fail to develop and commercialize additional product candidates, we may be unable to grow our business.

Although the development and commercialization of BIO89-100 is currently our primary focus, as part of our longer-term growth strategy, we plan to evaluate the development and commercialization of other therapies related to NASH and other liver and cardio-metabolic diseases. The success of this strategy depends primarily upon our ability to identify and validate new therapeutic candidates, and to identify, develop and commercialize new drugs and biologics. Our research efforts may initially show promise in discovering potential new drugs and biologics, yet fail to yield product candidates for clinical development for a number of reasons, including:

•	we may need to rely on third parties to generate molecules for some of our product candidate programs;
•

we may encounter product manufacturing difficulties that limit yield or produce undesirable characteristics that increase the cost of manufacturing our product candidates, cause delays or make our product candidates unmarketable;

•	product candidates may cause adverse effects in patients or subjects, even after successful initial toxicology studies, which may make the product candidates unmarketable;
•	product candidates may not demonstrate a meaningful benefit to patients or subjects; and
•	our future collaboration partners may change their development profiles or plans for potential product candidates or abandon a therapeutic area or the development of a partnered product.

If any of these events occur, we may be forced to abandon our development efforts for one or more programs, which could have a material adverse effect on our business, operating results and prospects and could potentially cause us to cease operations. Future research programs to identify new product candidates may require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

Product candidates may require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA and/or comparable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any such products that are approved will be manufactured or produced economically, be successfully commercialized, be widely accepted in the marketplace, or be more effective than other commercially available alternatives.

We may use our limited financial and human resources to pursue a particular research program or product candidate that is ultimately unsuccessful or less successful than other programs or product candidates that we may have forgone or delayed.

Because we have limited personnel and financial resources, we may forego or delay the development of certain programs or product candidates that later prove to have greater commercial potential than the programs or product candidates that we do pursue. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for product candidates may not yield any commercially viable products. Similarly, our decisions to delay or terminate drug development programs may also be incorrect and could cause us to miss valuable opportunities. If we fail to accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements or we may allocate our limited internal resources to that product candidate when it would have been more advantageous to enter into such an arrangement. Any such failure could have a material adverse effect on our business, financial condition, results of operations or prospects.

As we evolve from a company that is primarily involved in clinical development to a company that is also involved in commercialization, we may encounter difficulties in expanding our operations successfully.

As we advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, and marketing and sales capabilities and may need to further contract with third parties to provide these capabilities, such as collaborators, distributors, marketers and additional suppliers. We currently have no experience as a company in or infrastructure for sales, marketing and distribution, and our operations are currently limited to clinical development activities and as our operations expand, we likely will need to manage additional relationships with such third parties.

If BIO89-100 or any future product candidate is approved, we intend either to establish a sales and organization with technical expertise and supporting distribution capabilities to commercialize BIO89-100 or any future product candidate or to outsource such functions to one or more third parties. Either of these options would be expensive and time-consuming. Some or all of these costs may be incurred in advance of any approval of BIO89-100 or any future product candidate. In addition, we may not be able to hire a sales force that is sufficient in size or has adequate expertise in the medical markets that we intend to target. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely affect the commercialization of BIO89-100 and other future product candidates.

Maintaining third-party relationships for these purposes will impose significant added responsibilities on members of our management and other personnel. We must be able to effectively manage our development efforts, recruit and train sales and marketing personnel, effectively manage our participation in the clinical trials in which our product candidates are involved and improve our managerial, development, operational and finance systems, all of which may impose a strain on our administrative and operational infrastructure.

If we enter into arrangements with third parties to perform sales, marketing or distribution services, any product revenues that we receive, or the profitability of these product revenues to us, are likely to be lower than if we were to market and sell any products that we develop without the involvement of these third parties. In addition, we may not be successful in entering into arrangements with third parties to sell and market our products or in doing so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products.

We may seek to establish commercial collaborations for our product candidates, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of our product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products and the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborators may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.

Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

BIO89-100 and any future product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, healthcare payors and others in the medical community. Given the number of drugs in development for the treatment of NASH, if we are unsuccessful in achieving a differentiated profile with BIO89-100 based on efficacy, safety and tolerability, dosing and administration, market acceptance will be limited. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. Demonstrating the safety and efficacy of our product candidates and obtaining regulatory approvals will not guarantee future revenue. Our commercial success also depends on coverage and adequate reimbursement of our product candidates by third-party payors, including government payors, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our products. Governments and private insurers closely examine medical products to determine whether they should be covered by reimbursement and, if so, the level of reimbursement that will apply. We cannot be certain that third-party payors will sufficiently reimburse sales of our products, or otherwise enable us to sell our products at profitable prices. Similar concerns could also limit the reimbursement amounts that health insurers or government agencies in other countries are prepared to pay for our products. In many countries or regions where we may market our products, either directly or with collaborators, the pricing of prescription drugs is controlled by the government or regulatory agencies.

Regulatory agencies in these countries could determine that the pricing for our products should be based on prices of other commercially available drugs for the same disease, rather than allowing us to market our products at a premium as new drugs. This may be particularly true for drugs that treat NASH or SHTG, which some healthcare providers and payors may deem to be a “lifestyle” disease that could be ameliorated by changes in diet and exercise. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

•	the efficacy, safety and dosing profile of the product candidate as demonstrated in clinical trials;
•	the timing of market introduction of the product candidate as well as competitive products;
•	the clinical indications for which the product candidate is approved;
•	acceptance of the product candidate as a safe and effective treatment by physicians and patients;
•	the potential and perceived advantages of the product candidate over alternative treatments, including any similar generic treatments;
•	the cost of treatment in relation to alternative treatments;
•

the availability of coverage and adequate reimbursement and pricing by third parties and government authorities, including any requirements for biopsy-proven NASH prior to being approved for reimbursement;

•	patients’ willingness to pay out-of-pocket in the absence of coverage and/or adequate reimbursement from third-party payors;
•	the relative convenience and ease of administration;
•	the frequency and severity of adverse events;
•	the effectiveness of sales and marketing efforts; and
•	unfavorable publicity relating to the product candidate.

Sales of medical products also depend on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our products are safe, therapeutically effective and cost effective as compared with competing treatments. If any product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable.

Even if we commercialize BIO89-100 or any future product candidate, we may face challenges to achieving profitability such as our products becoming subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay or limit our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenue we generate from the sale of the product in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government health care programs and private health insurers. Such third-party payors determine which medications they will cover and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we or our future collaborators commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we or our future collaborators obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we and our future collaborators may not be able to successfully commercialize any product candidate for which marketing approval is obtained.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

To become and remain profitable, we or any potential future collaborator must develop and eventually commercialize BIO89-100 or any future product candidates with significant market potential at an adequate profit margin after cost of goods sold and other expenses. Commercialization of BIO89-100 or any future product candidates may entail a substantial cost of goods sold and there can be no assurance that we will be able to achieve a suitable gross margin with respect to sales of BIO89-100 or any future product candidates.

Healthcare reform in the United States may negatively impact our ability to profitably sell our product candidates, if approved, and to recoup the upfront investment needed to obtain regulatory approval of our product candidates.

Third-party payors, whether domestic or foreign, or governmental or commercial, are continually developing and advancing new methods of controlling healthcare costs. The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. Among the provisions of the Affordable Care Act of particular importance include:

•

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, which is apportioned among these entities according to their market share in certain government healthcare programs;

•

a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	a methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•	a licensure framework for follow-on biologic products;
•	an extension of a manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and
•

establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial and congressional challenges to certain aspects of the Affordable Care Act which could potentially void or significantly modify the Affordable Care Act in part or in whole. For example, since January 2017, President Trump signed two Executive Orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. On December 22, 2017, President Trump signed into law The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which includes a provision repealing the individual mandate to maintain health insurance coverage under the Affordable Care Act effective January 1, 2019. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain mandated fees under the Affordable Care Act, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans and the annual fee imposed on certain health insurance providers based on market share. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. While neither the Texas District Court Judge, the Trump administration nor CMS have stated that the ruling will have an immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts will impact the Affordable Care Act.

At the same time, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposals for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation. The Trump administration released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain   federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. We expect that the healthcare reform measures that have been adopted and may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate product revenue, attain profitability or commercialize our products.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate product revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition, including our ability to recoup the upfront investment needed to obtain regulatory approval for our product candidates.

Our international operations may expose us to business, regulatory, political, operational, financial, pricing and reimbursement risks associated with doing business outside of the United States.

Our use of our international facilities subject us to U.S. and foreign governmental trade, import and export, and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Furthermore, if we succeed in developing any products, we intend to market them in other jurisdictions in addition to the United States. If approved, we may hire sales representatives and conduct physician and patient association outreach activities outside of the United States.

Doing business internationally potentially involves a number of risks, including but not limited to:

•

multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits and licenses;

•	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
•	rejection or qualification of foreign clinical trial data by the competent authorities of other countries;
•	additional potentially relevant third-party patent rights;
•	complexities and difficulties in obtaining, maintaining, protecting and enforcing our intellectual property;
•	difficulties in staffing and managing foreign operations;
•	a shortage of high-quality employees;
•	laws and business practices favoring local companies;

•	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;
•	limits in our ability to penetrate international markets;
•

financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
•	the imposition of restrictions on the activities of foreign agents and representatives;
•	certain expenses including, among others, expenses for travel, translation and insurance; and
•

regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries.

Any of these factors could harm our ongoing international clinical operations and supply chain, as well as any future international expansion and operations and, consequently, our business, financial condition, prospects and results of operations.

If we fail to comply with foreign regulatory requirements governing human clinical trials and marketing approval for drugs, we could be prevented from selling our product candidates in foreign markets, which may adversely affect our operating results and financial condition.

The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement for marketing our product candidates outside the United States vary greatly from country to country and may require additional testing. We expect that our future clinical development of our product candidates will involve a number of clinical trials in foreign jurisdictions. We have no direct experience as a company in obtaining foreign regulatory approvals. The time required to obtain approvals outside the United States may differ from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not guarantee approval by comparable foreign regulatory authorities, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other countries or by the FDA. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our product candidates and may have a material adverse effect on our results of operations and financial condition.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercialize any resulting products. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, or others using our products. If we cannot successfully defend ourselves against claims that our product candidates or products that we may develop caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	product recalls or a change in the indications for which products may be used;
•	termination of clinical trial sites or entire trial programs;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to trial subjects or patients;
•	loss of revenue;
•	diversion of management and scientific resources from our business operations; and
•	the inability to commercialize any products that we may develop.

Our clinical trial liability insurance coverage may not adequately cover all liabilities that we may incur. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or delay the commercialization of any products or product candidates that we develop. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. If we are sued for any injury caused by our products, product candidates or processes, our liability could exceed our product liability insurance coverage and our total assets. Claims against us, regardless of their merit or potential outcome, may also generate negative publicity or hurt our ability to obtain physician endorsement of our products or expand our business.

Our employees, contractors, vendors, principal investigators, consultants and future partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, contractors, vendors, principal investigators, consultants or future partners. Misconduct by these parties could include failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with federal and state healthcare fraud and abuse laws and regulations, to report financial information or data timely, completely or accurately, or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Third-party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Although we have adopted a Code of Business Conduct and Ethics, it is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us resulting from this misconduct and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. If we or our future partners market products in a manner that violates fraud and abuse and other healthcare laws, or if we or our future partners violate government price reporting laws, we or our future partners may be subject to administrative civil and/or criminal penalties, among other sanctions.

Most states also have statutes or regulations similar to these federal laws, which may apply to items such as pharmaceutical products and services reimbursed by private insurers. We and/or our future partners may be subject to administrative, civil and criminal sanctions for violations of any of these federal and state laws.

Pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of promotional and marketing activities, such as: providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations.

Our business operations and relationships with investigators, healthcare professionals, consultants, third- party payors, patient organizations and customers are subject to broadly applicable healthcare regulatory laws, which could expose us to penalties.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidate for which we obtain regulatory approval. Our current and future arrangements may expose us to broadly applicable fraud and abuse and other healthcare laws that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. Even though we will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws pertaining to fraud and abuse are and will be applicable to our business. Such laws include, but are not limited to, the following:

•

Federal false claims, false statements and civil monetary penalties laws, including the federal civil False Claims Act (“FCA”), which can be enforced through civil whistleblower or qui tam actions, prohibit, among others, any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid.

•

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers and formulary managers, on the other. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. In addition, the intent standard under the federal Anti-Kickback Statute was amended by the Affordable Care Act to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.

•

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

•

Patient data privacy and security regulation, including, in the United States, HIPAA, as amended by the Health Information Technology for Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose specified requirements on “covered entities,” including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that perform services for them that involve the use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information.

•

The federal transparency requirements under the Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, that require applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to track and annually report to CMS payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians or their immediate family members in the applicable manufacturer, and disclosure of such information will be made by CMS on a publicly available website.

•

Analogous state, local or foreign laws, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state and local marketing and/or transparency laws applicable to manufacturers that may be broader in scope than the federal requirements; state laws that require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require licensure or registration by sales and marketing agents of a pharmaceutical company; state laws that require disclosure of information related to drug pricing; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect as HIPAA.

Pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of promotional and marketing activities, such as: providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations.

The global data protection landscape is rapidly evolving, and we may be affected by or subject to new, amended or existing laws and regulations in the future, including as our operations continue to expand or if we operate in foreign jurisdictions. For example, in June 2018, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which takes effect on January 1, 2020. The CCPA gives California residents the right to access and require deletion of their personal information, the right to opt out of certain personal information sharing, and the right to detailed information about how their personal information is collected, used and shared. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although the CCPA includes exemptions for certain clinical trials data, the law may increase our compliance costs and potential liability with respect to other personal information we collect about California residents. The CCPA has prompted a wave of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Several foreign jurisdictions, including the European Union (EU), its member states, the United Kingdom, Japan and Australia, among others, have adopted legislation and regulations that increase or change the requirements governing the collection, use, disclosure and transfer of the personal information of individuals in these jurisdictions. Additionally, certain countries have passed or are considering passing laws that require local data residency and/or restrict the international transfer of data. These laws have the potential to increase costs of compliance, risks of noncompliance and penalties for noncompliance.

If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, disgorgement, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

We depend on our information technology systems and those of our third-party collaborators, service providers, contractors or consultants. Our internal computer systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer security breaches, disruptions, or incidents, which could result in a material disruption of our development programs or loss of data or compromise the privacy, security, integrity or confidentiality of sensitive information related to our business and have a material adverse effect on our reputation, business, financial condition or results of operations.

In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. Our internal technology systems and infrastructure, and those of our current or future third-party collaborators, service providers, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access or use resulting from malware, natural disasters, terrorism, war and telecommunication and electrical failures, denial-of-service attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks, persons inside our organizations (including employees or contractors), loss or theft, or persons with access to systems inside our organization. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized foreign governments, groups and individuals with a wide range of motives and expertise. In addition to extracting or accessing sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the security, confidentiality, integrity and availability of information. The prevalent use of mobile devices that access sensitive information also increases the risk of data security incidents which could lead to the loss of confidential information or other intellectual property. While to our knowledge we have not experienced any material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in a material disruption of our development programs and significant reputational, financial, legal, regulatory, business or operational harm. The costs to us to mitigate, investigate and respond to potential security incidents, breaches, disruptions, network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position.

For example, the loss of clinical trial data from completed, ongoing or planned clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any real or perceived security breach affects our systems (or those of our third-party collaborators, service providers, contractors or consultants), or results in the loss of or accidental, unlawful or unauthorized access to, use of, release of, or other processing of personally identifiable information or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed. Such a breach may require notification to governmental agencies, the media or individuals pursuant to various foreign, domestic (federal and state) privacy and security laws, if applicable, including HIPAA, as amended by HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related incidents.

Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations, or any data security incidents or other security breaches that result in the accidental, unlawful or unauthorized access to, use of, release of, processing of, or transfer of sensitive information, including personally identifiable information, may result in negative publicity, harm to our reputation, governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties, including those that assert that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. To the extent we maintain individually identifiable health information, we could be subject to fines and penalties (including civil and criminal) under HIPAA for any failure by us or our business associates to comply with HIPAA’s requirements. Moreover, data security incidents and other security breaches can be difficult to detect, and any delay in identifying them may lead to increased harm. While we have implemented data security measures intended to protect our information, data, information technology systems, applications and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents.

European data collection is governed by restrictive regulations governing the collection, use, processing and cross-border transfer of personal information.

We may collect, process, use or transfer personal information from individuals located in the European Economic Area in connection with our business, including in connection with conducting clinical trials in the European Economic Area (the “EEA”). Additionally, if any of our product candidates are approved, we may seek to commercialize those products in the European Economic Area. The collection and use of personal health data in the European Economic Area is governed by the provisions of the General Data Protection Regulation ((EU) 2016/679) (the “GDPR”), along with other European Union and country-specific laws and regulations. The United Kingdom and Switzerland have also adopted data protection laws and regulations. These legislative acts (together with regulations and guidelines) impose requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such data outside of the European Economic Area, including to the United States, providing details to those individuals regarding the processing of their personal data, keeping personal data secure, having data processing agreements with third parties who process personal data, responding to individuals’ requests to exercise their rights in respect of their personal data, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers or corporate representatives, conducting data protection impact assessments and record-keeping. The GDPR imposes additional responsibilities and liabilities in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. Failure to comply with the requirements of the GDPR and related national data protection laws of the member states of the European Economic Area and other states in the European Economic Area may result in substantial fines, other administrative penalties and civil claims being brought against us, which could have a material adverse effect on our business, financial condition and results of operations. European data protection authorities may interpret the GDPR and national laws differently and may impose additional requirements, which adds to the complexity of processing personal data in or from the EEA or United Kingdom. Guidance on implementation and compliance practices are often updated or otherwise revised.

Our insurance policies are expensive and only protect us from some business risks, leaving us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. We believe that we maintain insurance customary for businesses of our size and type, including clinical trial liability insurance.

However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Moreover, any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis. Such losses could adversely affect our business prospects, results of operations, cash flows and financial condition. We do not know if our current levels of coverage are adequate or if we will be able to obtain insurance with adequate levels of coverage in the future, if at all. Any significant uninsured liability may require us to pay substantial amounts, which could materially and adversely affect our financial position and results of operations.

Disputes under key agreements or conflicts of interest with our scientific advisors or clinical investigators could delay or prevent development or commercialization of our product candidates.

Any agreements we have or may enter into with third parties, such as collaboration, license, formulation supplier, manufacturing, clinical research organization or clinical trial agreements, may give rise to disputes regarding the rights and obligations of the parties. Disagreements could develop over contract interpretation, rights to ownership or use of intellectual property, the scope and direction of research and development, the approach for regulatory approvals or commercialization strategy. We intend to conduct research programs in a range of therapeutic areas, but our pursuit of these opportunities could result in conflicts with the other parties to these agreements that may be developing or selling pharmaceuticals or conducting other activities in these same therapeutic areas. Any disputes or commercial conflicts could lead to the termination of our agreements, delay progress of our product development programs, compromise our ability to renew agreements or obtain future agreements, lead to the loss of intellectual property rights, result in increased financial obligations for us or result in costly litigation.

We work with outside scientific advisors and collaborators at academic and other institutions that assist us in our research and development efforts. Our scientific advisors are not our employees and may have other commitments that limit their availability to us. If a conflict of interest between their work for us and their work for another entity arises, we may lose their services.

If the market opportunities for any product that we or our strategic collaborators develop are smaller than we believe they are, our revenue may be adversely affected and our business may suffer.

We intend to initially focus our product candidate development on therapies for the treatment of liver and cardio-metabolic diseases. Our projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may not ultimately be amenable to treatment with our product candidates. Our market opportunity may also be limited by future competitor treatments that enter the market. If any of our estimates are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business.

Monitoring safety of patients receiving our product candidates is challenging, which could adversely affect our ability to obtain regulatory approval and commercialize.

For our ongoing clinical trial and planned clinical trials, we have and expect to contract with CROs and clinical trial sites experienced in the assessment and management of toxicities arising during clinical trials.

Nonetheless, these CROs and clinical trial sites may have difficulty observing patients and treating toxicities, which may be more challenging due to personnel changes, inexperience, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. We also expect the centers using our product candidates, if approved, on a commercial basis could similarly have difficulty in managing adverse events. Medicines used at centers to help manage adverse side effects of our product candidates may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment. Use of these medicines may increase with new physicians and centers administering our product candidates.

Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.

Global credit and financial markets have experienced extreme disruptions at various points over the last few decades, characterized by diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, our business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our service providers, manufacturers or other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Changes in our effective income tax rate could adversely affect our results of operations.

We are subject to income taxes in the United States and various foreign jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, the accounting for stock options and other stock-based compensation, changes in accounting standards, future levels of research and development spending, changes in the mix and level of pre-tax earnings in different jurisdictions, the outcome of audits or other examinations by the U.S. Internal Revenue Service and tax regulators in other jurisdictions, the accuracy of our estimates for unrecognized tax benefits, the realization of deferred tax assets and changes to our ownership or capital structure. The impact of the above-mentioned factors and others on our effective income tax rate may be significant and could adversely affect our results of operations.

Risks Related to Regulatory Approvals

BIO89-100 has not received regulatory approval. If we are unable to obtain regulatory approvals to market BIO89-100 or any future product candidates, our business will be adversely affected.

We do not expect BIO89-100 or any future product candidate to be commercially available for several years, if at all. BIO89-100 is and any future product candidate will be subject to strict regulation by regulatory authorities in the United States and in other countries. We cannot market any product candidate until we have completed all necessary preclinical studies and clinical trials and have obtained the necessary regulatory approvals. We do not know whether regulatory agencies will grant approval for BIO89-100 or any future product candidate. Even if we complete preclinical studies and clinical trials successfully, we may not be able to obtain regulatory approvals or we may not receive approvals to make claims about our products that we believe to be necessary to effectively market our products. Data obtained from preclinical studies and clinical trials is subject to varying interpretations that could delay, limit or prevent regulatory approval, and failure to comply with regulatory requirements or inadequate manufacturing processes are examples of other problems that could prevent approval. The regulatory authorities in the United States and the EU have not approved any products for the treatment of NASH, and while there are recent guidelines issued by the FDA for the development of drugs for the treatment of NASH and a FDA surrogate endpoint table for drug approval that includes SHTG, it is unclear whether the requirements for approval will change in the future. Any such changes may require us to conduct new trials that could delay our timeframe and increase the costs of our programs related to BIO89-100 or any future product candidate for the treatment of NASH or SHTG. While the FDA has approved reduction in triglycerides levels as a surrogate endpoint for the full approval of drugs for the treatment of SHTG, it is unclear whether this endpoint will apply to any product candidates that we develop. If such endpoint is not deemed to apply to our product candidates, it would delay our development timeline and increase the costs of our programs for the treatment of SHTG. We have not had any discussions with the FDA regarding a surrogate endpoint or accelerated approval regulations. However, we currently expect that our SHTG program would be subject to smaller clinical trials and that we may expect a relatively quick overall development timeline for this indication. These expectations are based on a published FDA surrogate endpoint table for drug approval that includes SHTG, as well as the development path followed by other companies that developed an SHTG therapy.

However, we do not have a Special Protocol Assessment or other agreement with the FDA on the required clinical trials needed to support an application for approval of BIO89-100 in SHTG, and the overall clinical requirements and development timeline may be greater than expected. In addition, we may encounter delays or rejections due to additional government regulation from future legislation, administrative action or changes in the policies of the FDA or comparable foreign regulatory authorities. Even if the FDA or a comparable foreign regulatory authority approves a product, the approval will be limited to those indications covered in the approval.

Even if we are able to obtain regulatory approvals for BIO89-100 or any future product candidate, if they exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims.

Even if we receive regulatory approval for BIO89-100 or any future product candidates, we will have tested them in only a small number of patients during our clinical trials. If our applications for marketing are approved and more patients begin to use our product, new risks and side effects associated with our products may be discovered. As a result, regulatory authorities may revoke their approvals. We have not had any discussions with the FDA regarding a surrogate endpoint or accelerated approval regulations. However, based on recent guidelines issued by the FDA for the development of drugs for the treatment of NASH, if BIO89-100 is approved by the FDA based on a surrogate endpoint pursuant to section 506(c) of the Federal Food, Drug, and Cosmetic Act and the accelerated approval regulations (21 C.F.R. part 314, subpart H; 21 C.F.R. part 601, subpart E), consistent with FDA guidance, we will be required to conduct additional clinical trials establishing clinical benefit on the ultimate outcome of NASH. If BIO89-100 is approved by the FDA for the treatment of SHTG based on an endpoint of the reduction of triglycerides, the FDA may still require a cardiovascular outcomes study as part of a post-marketing authorization commitment. Such a study would be time consuming and costly and we cannot guarantee that we will see positive results, which could result in the revocation of the approval. Additionally, we may be required to conduct additional clinical trials, make changes in labeling of our product, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities for BIO89-100 and any future product candidates. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such product are revoked. As a result, we may experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for BIO89-100 or any future product candidates would substantially harm our business.

Currently, we do not have any product candidates that have received regulatory approval. The time required to obtain approval from the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions. It is possible that none of BIO89-100 or any future product candidates will ever obtain regulatory approval.

BIO89-100 or any future product candidate could fail to receive regulatory approval from the FDA or comparable foreign regulatory authorities for many reasons, including:

•	disagreement with the design or implementation of our clinical trials;
•	failure to demonstrate that a product candidate is safe and effective for its proposed indication;
•	failure of clinical trials to meet the level of statistical significance required for approval;
•	failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	disagreement with our interpretation of data from preclinical studies or clinical trials;
•	the insufficiency of data collected from clinical trials of a product candidate to support the submission and filing of a BLA or other submission or to obtain regulatory approval;
•	failure to obtain approval of the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; or
•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

The FDA or comparable foreign regulatory authorities may require more information, including additional preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program for other reasons. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

Our failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our product candidates outside the United States.

If we succeed in developing any products, we intend to market them in foreign jurisdictions in addition to the United States. In order to market and sell our products in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions. Approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. If we fail to obtain approval of any of our product candidates by regulatory authorities in another country we will be unable to commercialize our product in that country, and the commercial prospects of that product candidate and our business prospects could decline. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country.

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others. Also, regulatory approval for any of our product candidates may be withdrawn if we fail to comply with regulatory requirements, if problems occur after the product candidate reaches the market or for other reasons. If we fail to comply with the regulatory requirements in international markets and fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected.

Even if BIO89-100 or any future product candidate receives regulatory approval, it may still face future development and regulatory difficulties.

Even if we obtained regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA, or comparable foreign regulatory authorities, become aware of new safety information after approval of any of our product candidates, it may require labeling changes or establishment of a risk evaluation and mitigation strategy or similar strategy, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP, regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, or undesirable side effects caused by such products are identified, a regulatory agency may:

•	issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•	require that we conduct post-marketing studies;
•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•	seek an injunction or impose civil or criminal penalties or monetary fines;
•	suspend marketing of, withdraw regulatory approval of or recall such product;
•	suspend any ongoing clinical studies;
•	refuse to approve pending applications or supplements to applications filed by us;
•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•	seize or detain products, refuse to permit the import or export of products or require us to initiate a product recall.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our products and generate product revenue.

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations, and significant civil and criminal sanctions by the government. In the United States, engaging in the impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to significant civil and criminal penalties. Additionally, comparable foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval outside of the United States.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Risks Relating to Intellectual Property

Our success depends upon our ability to obtain and maintain intellectual property protection for our products and technologies.

Our success will depend in significant part on our current or future licensors’, licensees’ or collaborators’ ability to establish and maintain adequate protection of our owned and licensed intellectual property covering the product candidates we plan to develop, and the ability to develop these product candidates and commercialize the products resulting therefrom, without infringing the intellectual property rights of others. In addition to taking other steps to protect our intellectual property, we hold issued patents, we have applied for patents, and we intend to continue to apply for, patents with claims covering our technologies, processes and product candidates when and where we deem it appropriate to do so. We have filed numerous patent applications both in the United States and in certain foreign jurisdictions to obtain patent rights to inventions we have discovered, with claims directed to compositions of matter, methods of use and other technologies relating to our programs. There can be no assurance that any of these patent applications will issue as patents or, for those applications that do mature into patents, that the claims of the patents will exclude others from making, using or selling our product candidates or products that compete with or are similar to our product candidates. In countries where we have not sought and do not seek patent protection, third parties may be able to manufacture and sell our product candidates without our permission, and we may not be able to stop them from doing so.

With respect to patent rights, we do not know whether any of the pending patent applications for any of our product candidates will result in the issuance of patents that effectively protect our technologies, processes and product candidates, or if any of our issued patents or our current or future licensors’, licensees’ or collaborators’ issued patents will effectively prevent others from commercializing competitive technologies, processes and products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all, until they are issued as a patent. Therefore, we cannot be certain that we or our current or future licensors, licensees or collaborators were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our current or future licensors, licensees or collaborators were the first to file for patent protection of such inventions.

Any changes we make to our BIO89-100 or any future product candidates to cause them to have what we view as more advantageous properties may not be covered by our existing patents and patent applications, and we may be required to file new applications and/or seek other forms of protection for any such altered product candidates. The patent landscape surrounding the technology underlying our product candidates is crowded, and there can be no assurance that we would be able to secure patent protection that would adequately cover an alternative to BIO89-100 or any future product candidates.

The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current or future licensors, licensees or collaborators will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection for them. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering technology that we license from or license to third parties and may be reliant on our current or future licensors, licensees or collaborators to perform these activities, which means that these patent applications may not be prosecuted, and these patents enforced, in a manner consistent with the best interests of our business. If our current or future licensors, licensees or collaborators fail to establish, maintain, protect or enforce such patents and other intellectual property rights, such rights may be reduced or eliminated. If our current or future licensors, licensees or collaborators are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised.

Similar to the patent rights of other biotechnology companies, the scope, validity and enforceability of our owned and licensed patent rights generally are highly uncertain and involve complex legal and factual questions. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. In recent years, these areas have been the subject of much litigation in the industry. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or collaborators’ patent rights are highly uncertain. Our and our current or future licensors’, licensees’ or collaborators’ pending and future patent applications may not result in patents being issued that protect our technology or product candidates, or products resulting therefrom, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our current or future licensors, licensees or collaborators to narrow the scope of the claims of pending and future patent applications, which would limit the scope of patent protection that is obtained, if any. Our and our current or future licensors’, licensees’ or collaborators’ patent applications cannot be enforced against third parties practicing the technology that is currently claimed in such applications unless and until a patent issues from such applications, and then only to the extent the claims that issue are broad enough to cover the technology being practiced by those third parties.

Furthermore, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after the resulting products are commercialized. As a result, our owned and in-licensed patents may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms for our issued patents, where available. This includes in the United States under the Hatch- Waxman Act, which permits a patent term extension of up to five years beyond the original expiration date of the patent as compensation for regulatory delays. However, such a patent term extension cannot lengthen the remaining term of a patent beyond a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. During the period of patent term extension, the claims of a patent are not enforceable for their full scope, but are instead limited to the scope of the approved product. In addition, the applicable authorities, including the FDA in the United States, and any comparable foreign regulatory authorities, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. In addition, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to the expiration of relevant patents or otherwise failing to satisfy applicable requirements. If this occurs, any period during which we have the right to exclusively market our product will be shorter than we would otherwise expect, and our competitors may obtain approval of and launch products earlier than might otherwise be the case.

We may not be able to protect our intellectual property rights throughout the world.

The legal protection afforded to inventors and owners of intellectual property in countries outside of the United States may not be as protective or effective as that in the United States and we may, therefore, be unable to acquire and enforce intellectual property rights outside the United States to the same extent as in the United States. Whether filed in the United States or abroad, our patent applications may be challenged or may fail to result in issued patents.

In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing or commercializing competing products. Furthermore, others may independently develop or commercialize similar or alternative technologies or drugs, or design around our patents. Our patents may be challenged, invalidated, circumvented or narrowed, or fail to provide us with any competitive advantages. In many foreign countries, patent applications and/or issued patents, or parts thereof, must be translated into the native language. If our patent applications or issued patents are translated incorrectly, they may not adequately cover our technologies; in some countries, it may not be possible to rectify an incorrect translation, which may result in patent protection that does not adequately cover our technologies in those countries.

Filing, prosecuting, enforcing and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States are less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and certain state laws in the United States.

Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with BIO89-100 or any future product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals. This could make it difficult for us to stop the infringement of our patents or the marketing of competing products in violation of our proprietary rights, generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could place our patent applications at risk of not issuing and could provoke third parties to assert claims against us or our collaborator. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful.

The requirements for patentability differ and certain countries have heightened requirements for patentability, requiring more disclosure in the patent application. In addition, certain countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

We rely on a license from Teva and a sublicense from ratiopharm to patents and know-how related to glycoPEGylation technology that are used in the development, manufacture and commercialization of BIO89-100. Any termination or loss of significant rights, including the right to glycoPEGylation technology, or breach, under these agreements or any future license agreement related to our product candidates, would materially and adversely affect our ability to continue the development and commercialization of the related product candidates.

In April 2018, we entered into an Asset Transfer and License Agreement (the “FGF21 Agreement”) with Teva under which we acquired certain patents, intellectual property and other assets relating to Teva’s glycoPEGylated FGF21 program, including BIO89-100. Under this agreement, we were granted a perpetual, non-exclusive (but exclusive as to BIO89-100), non-transferable, worldwide license to patents and know-how related to glycoPEGylation technology used in the development, manufacture and commercialization of BIO89-100 and products containing BIO89-100. The FGF21 Agreement also contains numerous covenants with which we must comply, including the utilization of commercially reasonable efforts to develop and ultimately commercialize BIO89-100, as well as certain reporting covenants and the obligation to make royalty payments, if and when BIO89-100 is approved for commercialization. Our failure to satisfy any of these covenants could result in the termination of the FGF21 Agreement. In addition, we entered into a Sublicense Agreement with ratiopharm (the “ratiopharm Sublicense”), under which we were granted a perpetual, exclusive, worldwide sublicense to patents and know-how related to glycoPEGylation technology used in the development, manufacture and commercialization of BIO89-100 and products containing BIO89-100. Termination of the FGF21 Agreement or the ratiopharm Sublicense will impact our rights under the intellectual property licensed to us by Teva and ratiopharm, respectively, including our license to glycoPEGylation technology, but will not affect our rights under the assets assigned to us.

Beyond this agreement, our commercial success will also depend upon our ability, and the ability of our licensors, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. A third party may hold intellectual property rights, including patent rights, that are important or necessary to the development of our product candidates. As a result, we may enter into additional license agreements in the future. If we fail to comply with the obligations under these agreements, including payment and diligence obligations, our licensors may have the right to terminate these agreements, in which event we may not be able to develop, manufacture, market or sell any product that is covered by these agreements or to engage in any other activities necessary to our business that require the freedom to operate afforded by the agreements, or we may face other penalties under the agreements.

Any of the foregoing could materially and adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or amended agreements, which may not be available to us on equally favorable terms, or at all, or cause us to lose our rights under these agreements, including our rights to intellectual property or technology important to our development programs.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect BIO89-100 and any future product candidates.

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property rights, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves technological and legal complexity, and obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. The U.S. Supreme Court in recent years has issued rulings either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations or ruling that certain subject matter is not eligible for patent protection. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, the USPTO and equivalent bodies in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce existing patents and patents we may obtain in the future.

Patent reform laws, such as the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), as well as changes in how patent laws are interpreted, could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act made a number of significant changes to U.S. patent law. These include provisions that affect the filing and prosecution strategies associated with patent applications, including a change from a “first-to-invent” to a “first- inventor-to-file” patent system, and a change allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act and, in particular, the “first-inventor-to-file” provisions, became effective in 2013. The Leahy-Smith Act and its implementation may increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to obtain intellectual property rights or technology necessary to develop and commercialize BIO89-100 and any future product candidates.

The patent landscape around our programs is complex, and we are aware of several third-party patents and patent applications containing subject matter that might be relevant to BIO89-100. Depending on what claims ultimately issue from these patent applications, and how courts construe the issued patent claims, as well as depending on the ultimate formulation and method of use of BIO89-100 or any future product candidates, we may need to obtain a license to practice the technology claimed in such patents. There can be no assurance that such licenses will be available on commercially reasonable terms, or at all. If a third party does not offer us a necessary license or offers a license only on terms that are unattractive or unacceptable to us, we might be unable to develop and commercialize one or more of our product candidates, which would have a material adverse effect on our business, financial condition and results of operations. Moreover, even if we obtain licenses to such intellectual property, but subsequently fail to meet our obligations under the relevant license agreements, or such license agreements are terminated for any other reasons, we may lose our rights to the technologies licensed under those agreements.

The licensing or acquisition of third-party intellectual property rights is an area in which many companies operate that have interests that are in conflict with ours, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment, or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may become involved in lawsuits or other proceedings to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful and have a material adverse effect on the success of our business.

Third parties may infringe our patents or misappropriate or otherwise violate our intellectual property rights. In the future, we may initiate legal proceedings to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity or scope of intellectual property rights we own or control. Also, third parties may initiate legal proceedings against us to challenge the validity or scope of intellectual property rights we own, control or to which we have rights. For example, generic or biosimilar drug manufacturers or other competitors or third parties may challenge the scope, validity or enforceability of our patents, requiring us to engage in complex, lengthy and costly litigation or other proceedings. These proceedings can be expensive and time-consuming and many of our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating intellectual property rights we own, control or have rights to, particularly in countries where the laws may not protect those rights as fully as in the United States. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, if we initiated legal proceedings against a third party to enforce a patent covering a product candidate, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendants usually assert counterclaims alleging invalidity or unenforceability. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. In an infringement or declaratory judgment proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, or may refuse to stop the other party from using the subject matter alleged to be infringing on the grounds that our patents do not cover that subject matter. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, narrowed, held unenforceable or interpreted in such a manner that would not preclude third parties from entering the market with competing products.

Third-party pre-issuance submission of prior art to the USPTO, or opposition, derivation, revocation, reexamination, inter partes review or interference proceedings, or other pre-issuance or post-grant proceedings or other patent office proceedings or litigation in the United States or other jurisdictions provoked by third parties or brought by us, may be necessary to determine the inventorship, priority, patentability or validity of inventions with respect to our patents or patent applications. An unfavorable outcome could leave our technology or product candidates without patent protection, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or could require us to obtain license rights from the prevailing party in order to be able to manufacture or commercialize our product candidates without infringing third-party patent rights. Our business could be harmed if the prevailing party in such a case does not offer us a license on commercially reasonable terms, or at all. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Even if we successfully defend such litigation or proceeding, we may incur substantial costs and our defense may distract our management and other employees.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, many foreign jurisdictions have rules of discovery that are different than those in the United States and that may make defending or enforcing our patents extremely difficult. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock.

Third parties may initiate legal proceedings against us alleging that we infringe their intellectual property rights or we may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, the outcome of which would be uncertain and could have a material adverse effect on our business.

Our commercial success depends upon our ability to develop, manufacture, market and sell BIO89-100 and any future product candidates that we may develop and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Third parties may initiate legal proceedings against us alleging that we infringe their intellectual property rights or we may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, including in oppositions, interferences, revocations, reexaminations, inter partes review or derivation proceedings before the USPTO or its counterparts in other jurisdictions. These proceedings can be expensive and time-consuming and many of our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can.

We could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent of a third party. A finding of infringement could prevent us from commercializing our BIO89-100 or any future product candidates or force us to cease some of our business operations, which could materially harm our business.

We may not be aware of all third-party intellectual property rights potentially relating to BIO89-100 or any future product candidates and technologies. We are not aware of any facts that would lead us to conclude that the valid and enforceable claims of any third-party patents would reasonably be interpreted to cover our product candidates. As to pending third-party applications, we cannot predict with any certainty which claims will issue, if any, or the scope of such issued claims. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize any product candidates we may develop and any other product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If any such third-party patents (including those that may issue from such applications) were successfully asserted against us or other commercialization partners and we were unable to successfully challenge the validity or enforceability of any such asserted patents, then we and other commercialization partners may be prevented from commercializing our product candidates, or may be required to pay significant damages, including treble damages and attorneys’ fees if we are found to willfully infringe the asserted patents, or obtain a license to such patents, which may not be available on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. Any of the foregoing would have a material adverse effect on our business, financial condition and operating results.

Although we have reviewed certain third-party patents and patent filings that we believe may be relevant to our therapeutic candidates or products, we have not conducted a freedom-to-operate search or analysis for any of our therapeutic candidates or products, and we may not be aware of patents or pending or future patent applications that, if issued, would block us from commercializing our therapeutic candidates or products. Thus, we cannot guarantee that our therapeutic candidates or products, or our commercialization thereof, do not and will not infringe any third party’s intellectual property.

We may be subject to claims by third parties asserting misappropriation of intellectual property, or claiming ownership of what we regard as our own intellectual property.

Although we seek to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer, or that third parties have an interest in our patents as an inventor or co-inventor. Litigation may be necessary to defend against these claims. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or the services of personnel or sustain other damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms, or at all. Even if we successfully prosecute or defend against such claims, litigation could result in substantial costs and distract management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self- executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our inability to protect our confidential information and trade secrets would harm our business and competitive position.

In addition to seeking patents for some of our technology and product candidates, we also rely substantially on trade secrets, including unpatented know-how, technology and other proprietary materials and information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, these steps may be inadequate, we may fail to enter into agreements with all such parties or any of these parties may breach the agreements and disclose our trade secrets and there may be no adequate remedy available for such breach of an agreement. We cannot assure you that our trade secrets will not be disclosed or that we can meaningfully protect our trade secrets. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts both within and outside the United States may be less willing, or unwilling, to protect trade secrets. If a competitor lawfully obtained or independently developed any technology or information that we protect as trade secret, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•

others may be able to make products that are similar to BIO89-100 and any future product candidates we may develop or utilize similar technology but that are not covered by the claims of the patents that we exclusively license or may own in the future;

•

we, or our future collaborators, might not have been the first to make the inventions covered by the issued patents and pending patent applications that we exclusively license or may own in the future;

•	we, or our future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or exclusively licensed intellectual property rights;
•	it is possible that our pending patent applications or those that we may file in the future will not result in issued patents;
•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in major commercial markets in which we do not have sufficient patent rights to stop such sales;

•	we may not develop additional proprietary technologies that are patentable;
•	the patents of others may be asserted against our product candidates and technologies in a manner that harms our business; and
•	we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such trade secrets or know-how.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

If our trademarks and trade names are not maintained and adequately protected, we may not be able to build name recognition in our markets of interest, and our business may be adversely affected.

Failure to obtain trademark registrations in the future, could limit our ability to protect and enforce our trademarks and impede our marketing efforts in the countries in which we operate. We may not be able to protect our rights to trademarks and trade names which we may need to build name recognition with potential partners or customers in our markets of interest. As a means to enforce any future trademark rights and prevent infringement, we may be required to file trademark claims against third parties or initiate trademark opposition proceedings. This can be expensive, and strain the financial resources of a company of our size, and time- consuming, and we may not be successful in enforcing our trademark rights. In addition, our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks.

Future trademark applications in the United States and in other foreign jurisdictions where we may file may not be allowed or may subsequently be opposed. Even if these applications result in registration of trademarks, third parties may challenge our use or registration of these trademarks in the future. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile, and you may lose all or part of your investment.

The market price of our common stock could fluctuate significantly, and you may not be able to resell your shares at or above the price you paid for your shares. Those fluctuations could be based on various factors in addition to those otherwise described in this prospectus, including those described in these “Risk Factors.” Any of these factors may result in large and sudden changes in the volume and trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company. If we were involved in a class action suit, it could divert the attention of management, result in negative press reports and, if adversely determined, have a material adverse effect on our results of operations and financial condition.

In addition, the stock market, in general, and the stocks of many small healthcare and biotechnology companies, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Further, a decline in the broader financial markets and related factors beyond our control may cause the price of our common stock to decline rapidly and unexpectedly.

Our directors, executive officers and current holders of 5% or more of our capital stock have substantial control over our company, which could limit your ability to influence the outcome of matters subject to stockholder approval, including a change of control.

Following our IPO, our directors and executive officers beneficially own a majority of our outstanding common stock. As a result, our executive officers, directors and other holders of 5% or more of our common stock, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, executive officers and other holders of 5% or more of our common stock, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company and could affect the market price of our common stock.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our stock or business, the price of our common stock and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, demand for our common stock could decrease and the price of our common stock could decline. In addition, if our operating results fail to meet the forecast of analysts, the price of our common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause the price of our common stock and trading volume to decline.

We have identified material weaknesses in our internal control over financial reporting. If our remediation of the material weaknesses is not effective, or if we experience additional material weaknesses or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial information and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 (“Section 404”) of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with our financial statement close process for 2018, we identified material weaknesses in the design and operating effectiveness of our internal control over financial reporting.

These material weaknesses related to the following:

•

We did not have an internal finance department. Consequently, we lacked sufficient personnel with an appropriate level of knowledge and requisite U.S. generally accepted accounting principles expertise to identify, evaluate and account for complex and non-routine transaction and an adequate supervisory review structure that is needed to comply with financial reporting requirements.

•

We did not have an adequate assessment of risks that could significantly impact internal control over financial reporting and did not effectively design controls in response to the risks of material misstatement.

We are taking steps to remediate these material weaknesses through the implementation of appropriate segregation of duties, formalization of accounting policies and controls, hiring of our Chief Financial Officer and additional qualified accounting and finance personnel and engagement of financial consultants to enable the implementation of internal controls over financial reporting. We also plan to implement certain accounting systems to automate manual processes. However, we are still in the process of implementing these steps and cannot assure you that we will be successful in doing so or that these measures will significantly improve or remediate the material weaknesses described above. We, and our independent registered public accounting firm, were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2018 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all material weaknesses or that there will not be additional material weaknesses or deficiencies that we will identify.

We are required to comply with Section 404, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report. To achieve compliance with Section 404 we will need to continue to dedicate internal resources, outside consultants and continue to execute a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes, as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404 and material weaknesses may still exist. We also cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal controls in the future. In the event that we are not able to successfully remediate the existing material weaknesses in our internal control over financial reporting or demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate consolidated financial statements, investors may lose confidence in our operating results, the price of our common stock could decline and we may not be able to remain listed on The Nasdaq Global Market.

We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an “emerging growth company.” As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

The increased costs will increase our net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We are an emerging growth company, as defined in the Securities Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including relief from the auditor attestation requirements of Section 404 less extensive disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation, and exemptions from stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information that they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier.

In addition, the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, as a result, will not be subject to the same implementation timing for new or revised accounting standards as for other public companies that are not emerging growth companies, which may make comparison of our consolidated financial statements to those of other public companies more difficult.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

Because we do not expect to pay dividends in the foreseeable future, you must rely on price appreciation of our common stock for return on your investment.

We intend to retain most, if not all, of our available funds and earnings to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future.

Therefore, you should not rely on an investment in our common stock as a source for any future dividend income.

Our board of directors has significant discretion as to whether to distribute dividends and in what amounts. Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on, among other matters, our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors.

Our Amended Certificate, Amended Bylaws and Delaware law could prevent a third party from acquiring us (even if an acquisition would benefit our stockholders), may limit the ability of our stockholders to replace our management and limit the price that investors might be willing to pay for shares of our common stock.

Our Amended Certificate and our Amended Bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions could delay or prevent a change in control of the company and could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions, among other things:

•	establish a staggered board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•

authorize our board of directors to issue new series of preferred stock without stockholder approval and create, subject to applicable law, a series of preferred stock with preferential rights to dividends or our assets upon liquidation, or with superior voting rights to our existing common stock;

•	eliminate the ability of our stockholders to call special meetings of stockholders;
•	eliminate the ability of our stockholders to fill vacancies on our board of directors;
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at our annual stockholder meetings;
•	permit our board of directors to establish the number of directors;
•	provide that our board of directors is expressly authorized to make, alter or repeal our Amended Bylaws;
•	provide that shareholders can remove directors only for cause and only upon the approval of not less than 66 2/3 of all outstanding shares of our voting stock;
•	require the approval of not less than 66 2/3 of all outstanding shares of our voting stock to amend our bylaws and specific provisions of our certificate of incorporation; and
•	limit the jurisdictions in which certain stockholder litigation may be brought.

As a Delaware corporation, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination specified in the statute with an interested stockholder (as defined in the statute) for a period of three years after the date of the transaction in which the person first becomes an interested stockholder, unless the business combination is approved in advance by a majority of the independent directors or by the holders of at least two-thirds of the outstanding disinterested shares. The application of Section 203 of the Delaware General Corporation Law could also have the effect of delaying or preventing a change of control of us.

Our Amended Certificate provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Amended Certificate provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our Amended Certificate or our Amended Bylaws; or any action asserting a claim against us that is governed by the Delaware internal affairs doctrine. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Amended Certificate provides further that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, subject to and contingent upon a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees. If a court were to find the choice of forum provision contained in our Amended Certificate to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder, and the Court of Chancery of the State of Delaware recently determined that the exclusive forum provision of federal district courts of the United States for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If the Court of Chancery’s decision were to be overturned, we would enforce the federal district court exclusive forum provision in our Amended Certificate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 13, 2019, we completed our initial public offering (“IPO”), pursuant to which we issued and sold an aggregate of 6,100,390 shares of common stock (inclusive of 795,703 shares pursuant to the underwriters’ overallotment option) at the IPO price of $16.00 per share. The aggregate gross proceeds from our IPO were $97.6 million, and the net proceeds were $87.8 million after deducting underwriting discounts and commissions of $6.8 million and other offering expenses of $3.0 million. The offer and sale of the shares of common stock in the IPO were registered pursuant to registration statements on Form S-1 (File Nos. 333-234174 and 333-234617), which the SEC declared effective on November 8, 2019. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. The underwriters for our IPO were BofA Securities, Inc., SVB Leerink LLC, RBC Capital Markets, LLC, and Oppenheimer & Co. Inc.

The net proceeds from our IPO have been used and will be used, together with our cash, cash equivalents and short-term investments, to complete our ongoing POC Phase 1b/2a clinical trial and initiate our subsequent Phase 2b clinical trial of BIO89-100 in patients with NASH, fund our Phase 2 trial of BIO89-100 in patients with SHTG as well as evaluate potential new indications for BIO89-100, and BIO89-100 manufacturing and scale up, with the balance to be used to fund working capital and other general corporate purposes, which may include licensing, acquiring or investing in complementary businesses, technologies, products or assets, the acquisition or licensing of other products, businesses or technologies.

There has been no material change in the intended use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on November 12, 2019.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1*

Contribution and Exchange Agreement, dated as of September 17, 2019, by and among 89Bio Ltd., the Company and its shareholders (filed with the SEC as Exhibit 2.1 to the Company’s Form S-1 filed October 11, 2019)

3.1*	Second Amended and Restated Certificate of Incorporation (filed with the SEC as Exhibit 3.1 to the Company’s Form 8-K filed November 15, 2019)

3.2*	Second Amended and Restated Bylaws (filed with the SEC as Exhibit 3.2 to the Company’s Form 8-K filed November 15, 2019)

4.1*	Specimen common stock certificate of the registrant (filed with the SEC as Exhibit 4.1 to the Company’s Form S-1/A filed October 28, 2019)

4.2*

Investors’ Rights Agreement, dated as of September 17, 2019, by and among the Company and certain of its shareholders (filed with the SEC as Exhibit 4.2 to the Company’s Form S-1 filed October 11, 2019)

10.2*+	Amended and Restated 2019 Equity Incentive Plan and form of agreements thereunder (filed with the SEC as Exhibit 10.2 to the Company’s Form S-1/A filed October 28, 2019)

10.8*+	Executive Employment Offer Letter, dated July 21, 2019, by and between 89Bio Ltd. and Ryan Martins (filed with the SEC as Exhibit 10.8 to the Company’s Form S-1 filed October 11, 2019)

10.10*+	Non-Employee Director Compensation Policy (filed with the SEC as Exhibit 10.10 to the Company’s Form S-1/A filed October 28, 2019)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
+	Indicates management contract or compensatory plan.
#

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

89bio, Inc.

Date: December 18, 2019	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer (principal executive officer)

Date: December 18, 2019	By:	/s/ Ryan Martins
Ryan Martins Chief Financial Officer
(principal financial and accounting officer)