Form 10-Q
period 2020-03-31
89bio, Inc.
filed 2020-05-13
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of May 4, 2020, the registrant had 13,793,858 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

89bio, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$85,532	$93,335
Restricted cash	24	25
Prepaid and other current assets	1,857	1,966
Total current assets	87,413	95,326
Property and equipment, net	204	155
Other assets	72	72
Total assets	$87,689	$95,553
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,055	$989
Accrued expenses	3,732	4,620
Total current liabilities	7,787	5,609
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	14	14
Additional paid-in capital	164,028	163,526
Accumulated deficit	(84,140)	(73,596)
Total stockholders’ equity	79,902	89,944
Total liabilities and stockholders’ equity	$87,689	$95,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Operating expenses:
Research and development	$7,778	$4,309
General and administrative	2,924	523
Total operating expenses	10,702	4,832
Loss from operations	10,702	4,832
Other income, net	(157)	(416)
Net loss before tax	10,545	4,416
Income tax (benefit) expense	(1)	23
Net loss and comprehensive loss	$10,544	$4,439
Net loss per share, basic and diluted	$0.76	$7.26
Weighted-average shares used to compute net loss per share, basic and diluted	13,789,786	611,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock, and Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

(In thousands, except share data)

					Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Equity
Balance as of December 31, 2019	—	$—	13,788,982	$14	$163,526	$(73,596)	$89,944
Issuance of common stock upon exercise of stock options	—	—	4,876	—	9	—	9
Share-based compensation	—	—	—	—	493	—	493
Net loss and comprehensive loss	—	—	—	—	—	(10,544)	(10,544)
Balance as of March 31, 2020	—	$—	13,793,858	$14	$164,028	$(84,140)	$79,902

					Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance as of December 31, 2018	24,000,000	$23,073	611,226	$1	$118	$(16,176)	$(16,057)
Share-based compensation	—	—	—	—	35	—	35
Net loss and comprehensive loss	—	—	—	—	—	(4,439)	(4,439)
Balance as of March 31, 2019	24,000,000	$23,073	611,226	$1	$153	$(20,615)	$(20,461)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(10,544)	$(4,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12	3
Share-based compensation	493	35
Deferred tax assets	—	(19)
Revaluation of convertible preferred stock liability	—	(437)
Changes in operating assets and liabilities:
Prepaids and other current assets	109	(82)
Accounts payable	3,066	(427)
Accrued expenses	(888)	1,199
Net cash used in operating activities	(7,752)	(4,167)
Cash flows from investing activities:
Purchases of property and equipment	(61)	(2)
Net cash used in investing activities	(61)	(2)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	9	—
Net cash provided by financing activities	9	—
Net decrease in cash and cash equivalents, and restricted cash	(7,804)	(4,169)
Cash and cash equivalents, and restricted cash at beginning of period	93,360	11,257
Cash and cash equivalents, and restricted cash at end of period	$85,556	$7,088
Components of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$85,532	$7,064
Restricted cash	24	24
Total cash and cash equivalents, and restricted cash	$85,556	$7,088
Noncash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$54	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

89bio, Inc. was formed as a Delaware corporation on June 28, 2019, for the purpose of completing an initial public offering (“IPO”) and related transactions in order to carry on the business of 89Bio Ltd., which was incorporated in Israel in January 2018.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. To date, the Company has not generated revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses for the foreseeable future until it completes development of its products and seeks regulatory approvals to market such products. The Company had cash and cash equivalents of $85.5 million as of March 31, 2020. Management expects to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

The Company intends to raise such capital through the issuance of additional equity financing and/or debt financing. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its products. The Company expects that its cash and cash equivalents as of March 31, 2020 will be sufficient to fund operating expenses and capital expenditure requirements for a period of at least one year from the date these unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”).

2. Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting.

The accompanying interim condensed consolidated financial statements are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2019 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and comprehensive loss, and cash flows. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 18, 2020.

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value Measurements

Financial assets and liabilities are recorded at fair value on a recurring basis in the balance sheets. The carrying values of Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, prepaid and other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term maturity of these instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

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

Convertible Preferred Stock Liability

The freestanding instruments related to the commitment by the Series A convertible preferred stockholders to purchase and by the Company to sell its Series A convertible preferred stock in subsequent closings, contingent upon the achievement of certain developmental milestones and approval by the board of directors, at a fixed price per stock, were considered a liability (or an asset), measured at fair value as the shares underlying the rights contained liquidation preferences upon certain “deemed liquidation events” that were not solely within the Company’s control and which were considered in-substance contingent redemption features. The instruments were subject to revaluation at each balance sheet date until settlement or extinguishment, with revaluations recognized as either a component of other income, net in the condensed consolidated statements of operations and comprehensive loss, or additional paid-in capital in the condensed consolidated balance sheets. Upon the completion of the Company’s IPO, the remaining shares of convertible preferred stock that were previously issuable under the third closing were no longer issuable. Accordingly, the preferred stock liability was extinguished and because the transaction occurred between related parties, the resulting $25.6 million was accounted for as a capital contribution by the preferred stockholders.

Risk and Uncertainties

In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to other countries, including the United States, and has been declared a pandemic by the World Health Organization.

If COVID-19 continues to spread in the United States and worldwide, the Company may experience disruptions that could negatively impact its ability to recruit and onboard new employees and productivity, disrupt the business and delay preclinical and clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of restrictions and limitations on the Company’s ability to conduct business in the ordinary course. At this point, the extent to which COVID-19 may impact the Company’s operating results and financial condition is uncertain.

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Recently Adopted Accounting Pronouncement

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The Company adopted this standard effective from January 1, 2020, with the removed and modified disclosures adopted on a retrospective basis and the new disclosures adopted on a prospective basis. The standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02—Leases (“ASU 2016-02”), requiring the recognition of lease assets and liabilities on the balance sheet. The standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The standard is effective for public entities for fiscal years beginning after December 15, 2018 and for nonpublic entities for fiscal years beginning after December 15, 2020. As an emerging growth company, ASU 2016-02 is effective for the Company for the year ending December 31, 2021 and interim periods within the year ending December 31, 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard is effective for public entities for fiscal years beginning after December 15, 2020 and for nonpublic entities for fiscal years beginning after December 15, 2021. As an emerging growth company, ASU 2019-12 is effective for the Company for the year ending December 31, 2022 and interim periods within the year ending December 31, 2023. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

3. Fair Value Measurements

The Company’s convertible preferred stock liability represented a Level 3 financial liability measured at fair value on a recurring basis prior to its extinguishment as of December 31, 2019. Accordingly, there was no Level 3 financial liability as of March 31, 2020.

For the three months ended March 31, 2019, changes in the fair value of the Company’s Level 3 financial liability were measured on a recurring basis as follows (in thousands):

Three Months Ended
March 31, 2019
Beginning balance	$1,671
Revaluation of convertible preferred stock liability recorded in other income, net	(437)
Ending balance	$1,234

The Company’s convertible preferred stock liability resulted from the initial sale of Series A convertible preferred stock where the investors committed to purchase additional shares of Series A convertible preferred stock in subsequent closings, contingent upon the achievement by the Company of certain development milestones and approval by the board of directors. The investors’ commitment to purchase and the Company’s commitment to sell shares of Series A convertible preferred stock represented a freestanding instrument accounted for at fair value and re-measured at each reporting date. The Company estimated the fair value of this commitment using the Black-Scholes option-pricing model using the following assumptions:

Three Months Ended
March 31, 2019
Stock price	$0.99
Exercise price	$1.00
Expected term (years)	0.24-2.25
Expected volatility	72.0%
Risk-free interest rate	2.3-2.4%

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

4. Consolidated Balance Sheet Components

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued research and development expense	$2,169	$2,326
Accrued employee and related expenses	730	1,396
Accrued professional and legal fees	552	573
Accrued other	281	325
Total accrued expenses	$3,732	$4,620

5. Commitments and Contingencies

Leases

Future minimum lease payments under the Company’s non-cancellable operating lease obligations as of March 31, 2020, are as follows (in thousands):

Remainder of 2020	$161
2021	216
2022	8
Total future minimum annual payments	$385

Rent expense was $60,000 and $27,000 for the three months ended March 31, 2020 and 2019, respectively.

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

The Company accounted for the acquisition of technology as an asset acquisition because it did not meet the definition of a business. The Company recorded the total consideration transferred to Teva as research and development expense in the condensed consolidated statements of operations and comprehensive loss because the acquired technology represented in-process research and development and had no alternative future use. During the three months ended March 31, 2020 and 2019, there were no license payment expenses related to the Teva Agreements.

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Convertible Preferred Stock

In April 2018, the Company entered into the Series A Share Purchase Agreement (the “Series A SPA”), pursuant to which the investors committed to invest an aggregate amount of up to $60.0 million for the issuance of shares of Series A convertible preferred stock at a price of $1.00 per share.

The initial closing occurred on April 16, 2018, and the Company issued 14,900,000 shares of Series A convertible preferred stock at a price per share of $1.00 for net cash proceeds of $14.7 million. In addition, a convertible note in the amount of $100,000 that was outstanding and automatically convertible in the Company’s next equity financing, converted into 100,000 shares of Series A convertible preferred stock upon the initial closing of the Series A financing. The investors also committed to purchase 15,000,000 and 30,000,000 shares of Series A convertible preferred stock at a price of $1.00 per share in second and third closings, respectively, contingent upon the achievement by the Company of certain development milestones and approval by the board of directors.

The investors’ commitment to purchase and the Company’s commitment to sell shares of Series A convertible preferred stock represent a freestanding instrument accounted for at fair value and re-measured at each reporting date. For the three months ended March 31, 2020 and 2019, the Company recorded a gain of $0 and $437,000, respectively, for the revaluation of the convertible preferred stock liability within other income, net in the condensed consolidated statements of operations and comprehensive loss.

In December 2018 and in June 2019, the Company and the Series A convertible preferred stockholders agreed to issue 9,000,000 and 20,000,000 shares of Series A convertible preferred stock at a price of $1.00 per share, respectively, related to the second and third closings. Aggregate net proceeds of $9.0 million were received in December 2018 and $20.0 million were received in June and July 2019.

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

Additionally, immediately prior to the completion of the Company’s IPO, all outstanding shares of convertible preferred stock automatically converted into 7,077,366 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. Accordingly, there were no shares of convertible preferred stock outstanding as of March 31, 2020 and December 31, 2019.

7. Share-Based Compensation

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

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company initially reserved 2,844,193 shares of common stock for issuance under the 2019 Plan. In addition, the number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2020, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the immediately preceding December 31, or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2020, there were 1,676,191 shares of common stock available for issuance as future option grants under the 2019 Plan.

Employee Stock Purchase Plan (ESPP)

In October 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective following the date of the IPO. The Company initially reserved 225,188 shares of common stock for purchase under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on the first day of January for a period of up to ten years, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or a lesser number of shares determined by the Company’s board of directors. Purchases will be accomplished through the participation of discrete offering periods. Each offering will be no more than 27 months long. For each offering period, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock on (1) the first trading day of the applicable offering period or (2) the last trading day of each purchase period the applicable offering period.

The first six month offering period pursuant to the ESPP commenced on January 1, 2020. Total share-based compensation related to the ESPP for the three months ended March 31, 2020 was $13,000. As of March 31, 2020, 363,078 shares of common stock were available for issuance under the ESPP.

The Company recorded share-based compensation for the periods indicated as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development	$192	$7
General and administrative	301	28
Total share-based compensation	$493	$35

The fair value of option awards granted for the periods indicated was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2020	2019
Stock Options
Expected term (years)	6.00-6.11	6.11
Expected volatility	86.4-87.5%	61.8%
Risk-free interest rate	0.5-1.5%	2.5-2.6%
Expected dividend	—	—

The following table summarizes stock option activity for the three months ended March 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2019	1,320,243	$3.34	9.23	$30,353
Granted	439,800	31.66
Exercised	(4,876)	1.93
Cancelled	(40,482)	2.87
Balance outstanding as of March 31, 2020	1,714,685	10.62	9.21	$28,115
Exercisable as of March 31, 2020	299,571	$2.00	8.69	$6,850

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

8. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended
	March 31,
	2020	2019
Stock options to purchase common stock	1,714,685	734,569
Employee stock purchase plan	1,735	—
Convertible preferred stock, as converted	—	3,860,383
Total	1,716,420	4,594,952

9. Related Party Transactions

The Company incurred $4,000 and $33,000 in professional consulting services expense related to certain members of the board of directors for the three months ended March 31, 2020 and 2019, respectively, which is recorded within research and development expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. The related party liability balance was $0 as of March 31, 2020 and $11,000 as of December 31, 2019, respectively, which is recorded within accounts payable and accrued expenses in the Company’s condensed consolidated balance sheets.

The Company and the Series A preferred stockholders amended the Series A SPA on October 25, 2019, and the parties agreed that the Series A SPA would terminate upon consummation of the Company’s IPO. Upon the completion of the Company’s IPO on November 13, 2019, the remaining 16,000,000 shares of convertible preferred stock that were issuable were no longer issuable. Accordingly, the preferred stock liability was extinguished and because the transaction occurred between related parties, the resulting $25.6 million was accounted for as a capital contribution by the preferred stockholders and recorded as part of additional paid-in capital in the condensed consolidated balance sheets (see Note 6).

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

10. Subsequent Event

On April 7, 2020, the Company and certain of its subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”) with the lenders referred to therein (the “Lenders”), and Silicon Valley Bank, as collateral agent. The Loan Agreement provides for (i) a secured term A loan facility (the “Term A Loan Facility”) of up to $10.0 million and (ii) a secured term B loan facility (the “Term B Loan Facility”) of up to $5.0 million that is available upon the Company satisfying certain milestones. The Term A Loan Facility matures on November 1, 2022; provided, that if the Term B Loan Facility is funded, the facilities instead mature on September 1, 2023. The loan will bear interest at the greater of (i) 4.50% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 1.25%.

In addition, under the Loan Agreement, the Company agreed to issue the Lenders warrants to purchase shares of the Company’s common stock. On April 7, 2020, warrants to purchase 25,000 shares of the Company’s common stock were issued with a warrant exercise price of $22.06 per share. Additional warrants exercisable for 8,333 shares of common stock will be issued in connection with the Term B Loan Facility, if funded.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2019. Our actual results could differ materially from those described in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-Q.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, BIO89-100, a specifically engineered glycoPEGylated analog of FGF21, is currently being developed for the treatment of nonalcoholic steatohepatitis, or NASH. NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma, or HCC and death. There are currently no approved products for the treatment of NASH. FGF21 is a clinically-validated mechanism that has been shown in humans to reduce steatosis and address cardio-metabolic dysregulation. We believe BIO89-100 may be a differentiated FGF21 therapy based on its robust and durable biological effects and a favorable tolerability profile, as well as its potential for a longer dosing interval. Combining these characteristics with the ability to address the key liver pathologies in NASH, as well as the underlying metabolic dysregulation in NASH patients, BIO89-100 has the potential to become a mainstay of NASH therapy. We successfully completed a Phase 1a, first-in-human, SAD clinical trial with 58 healthy volunteers. The magnitude and significance of BIO89-100’s biological effects after a single dose on lipid parameters were robust and durable. In April 2020, due to the ongoing COVID-19 pandemic, we closed enrollment of our proof of concept (“POC”) Phase 1b/2a clinical trial in patients with NASH or patients with NAFLD and a high risk of NASH with 98% of patients enrolled. We expect to report topline data in the second half of 2020. We also intend to develop BIO89-100 for the treatment of SHTG, a condition identified by severely elevated levels of triglycerides (greater than or equal to 500 mg/dL), which is associated with an increased risk of NASH, cardiovascular events and acute pancreatitis. We believe BIO89-100 has the potential to address multiple drivers of underlying metabolic dysregulation, which would make it an ideal candidate for selected liver and cardio-metabolic diseases. We have delayed the initiation of our Phase 2 trial in SHTG patients, which was planned for the first half of 2020, due to the ongoing COVID-19 pandemic. The Phase 2 trial in SHTG patients will evaluate the ability of BIO89-100 to reduce fasting plasma triglyceride levels compared to baseline levels. We are working to complete all operational activities to be prepared to enroll the Phase 2 trial in SHTG patients once the external environment relating to the COVID-19 pandemic is conducive to executing the trial safely and effectively. In May 2020, the U.S. Food and Drug Administration (“FDA”) cleared our Investigational New Drug application for SHTG. We have adequate clinical supplies for our ongoing Phase 1b/2a clinical trial in NASH patients and our planned Phase 2 trial in SHTG patients.

Based on FDA guidance for the development of SHTG treatments, as well as the regulatory path followed by other companies that have successfully developed SHTG therapies, we believe that a combination of smaller clinical trials and shorter development timelines could mean that SHTG potentially represents a quicker path to market for BIO89-100. However, the ongoing COVID-19 pandemic could adversely affect our development timelines, including a delay in the initiation of our planned Phase 2 trial in SHTG patients, and we do not yet know the full extent of other potential delays, which could prevent or delay us from obtaining approval for BIO89-100.

We commenced operations in 2018 and have devoted substantially all of our resources to raising capital, acquiring our initial product candidate, identifying and developing BIO89-100, licensing certain related technology, conducting research and development activities, including preclinical studies and early clinical trials, and providing general and administrative support for these operations. Prior to our initial public offering (“IPO”), we had funded our operations primarily from the issuance and sale of capital stock. In November 2019, we completed our IPO pursuant to which we issued 6,100,390 shares of our common stock at a price of $16.00 per share. We received net proceeds of $87.7 million from the IPO.

As of March 31, 2020, our cash and cash equivalents totaled $85.5 million. Based on our current operating plan, we believe that our cash and cash equivalents, will be sufficient to meet our anticipated cash requirements into the second half of 2021.

We have incurred net losses since our inception. Our net losses for the three months ended March 31, 2020 and 2019 were $10.5 million and $4.4 million, respectively. As of March 31, 2020, we had an accumulated deficit of $84.1 million. We expect to continue to incur significant expenses and increasing operating losses as we advance BIO89-100 and any future product candidates through clinical trials, seek regulatory approval for BIO89-100 and any future product candidates, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, protect our intellectual property, prepare for and, if approved, proceed to commercialization of BIO89-100 and any future product candidates, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Our future clinical development costs may vary significantly based on factors such as:

•	the cost and timing of manufacturing BIO89-100 and any future product candidates;
•	delays in the development of BIO89-100 related to the ongoing COVID-19 pandemic;
•	per-patient trial costs;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses evaluated in the trials;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring requested by regulatory agencies;

•	the duration of patient participation in the trials and follow-up;
•	the phase of development of BIO89-100 and any future product candidates; and
•	the efficacy and safety profile of BIO89-100 and any future product candidates.

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

Other Income, Net

Other income, net primarily consists of the revaluation of our convertible preferred stock liability, prior to extinguishment upon our IPO.

Results of Operations

Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended
	March 31,		Increase/
	2020	2019	(Decrease)
Operating expenses:
Research and development	$7,778	$4,309	$3,469
General and administrative	2,924	523	2,401
Total operating expenses	10,702	4,832	5,870
Loss from operations	10,702	4,832	5,870
Other income, net	(157)	(416)	259
Income tax (benefit) expense	(1)	23	(24)
Net loss and comprehensive loss	$10,544	$4,439	$6,105

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods indicated (in thousands):

	Three Months Ended
	March 31,		Increase/
	2020	2019	(Decrease)
Clinical development	$4,348	$1,417	$2,931
Contract manufacturing	1,191	2,054	(863)
Pre-clinical costs	656	107	549
Personnel-related expenses	1,403	596	807
Other expenses	180	135	45
Total research and development expenses	$7,778	$4,309	$3,469

Research and development expenses increased by $3.5 million, or 81%, to $7.8 million for the three months ended March 31, 2020 from $4.3 million for the three months ended March 31, 2019. The increase was primarily due to an increase of $2.9 million in clinical development costs, an increase of $0.8 million in personnel-related costs, including share-based compensation, and an increase of $0.5 million in pre-clinical costs due to increased headcount and other costs as we ramped up our operations. The increase was partially offset by a decrease of $0.9 million in contract manufacturing costs.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million, or 459%, to $2.9 million during the three months ended March 31, 2020 from $0.5 million for the three months ended March 31, 2019. The increase was primarily due to an increase of $1.1 million in professional services including legal and accounting consulting service fees, an increase of $0.9 million in personnel-related costs, including share-based compensation, driven by an increase in headcount and an increase of $0.4 million in insurance related costs.

Other Income, Net

Other income, net decreased by $0.2 million, or 62%, to $0.2 million for the three months ended March 31, 2020 from $0.4 million for the three months ended March 31, 2019. The decrease was primarily due to the revaluation of our convertible preferred stock liability in the first quarter of 2019.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of March 31, 2020, we had available cash and cash equivalents of $85.5 million and an accumulated deficit of $84.1 million. Prior to our IPO, we funded our operations from the issuance and sale of capital stock. In connection with our IPO, we issued and sold an aggregate of 6,100,390 shares of common stock at a price of $16.00 per share. We received proceeds of $87.7 million, net of underwriting discounts and commissions and estimated offering costs.

On April 7, 2020, we entered into a secured term loan facility with an aggregate committed principal amount of up to $15.0 million.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash used in operating activities	$(7,752)	$(4,167)
Net cash used in investing activities	(61)	(2)
Net cash provided by financing activities	9	—
Net decrease in cash and cash equivalents, and restricted cash	$(7,804)	$(4,169)

Net Cash Used in Operating Activities

During the three months ended March 31, 2020, net cash used in operating activities was $7.8 million, which consisted of a net loss of $10.5 million, partially offset by non-cash charges of $0.5 million and a net change of $2.3 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of $0.5 million in share-based compensation. The change in our operating assets and liabilities was primarily due to a $2.2 million increase in accounts payable and accrued expenses as we grew our operations and a $0.1 million decrease in other current assets due to the timing of payments.

During the three months ended March 31, 2019, net cash used in operating activities was $4.2 million, which consisted of a net loss of $4.4 million, partially offset by non-cash gains of $0.5 million and a net change of $0.7 million in our net operating assets and liabilities. The non-cash gains are primarily comprised of the revaluation of our convertible preferred stock liability of $0.4 million. The change in our operating assets and liabilities was primarily due to a $0.8 million increase in accounts payable and accrued expenses as we grew our operations, partially offset by a $0.1 million increase in prepaid and other current assets.

Net Cash Used in Investing Activities

During the three months ended March 31, 2020 and 2019, net cash used in investing activities consisted of purchases of fixed assets.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2020 net cash provided by financing activities consisted of proceeds from the issuance of common stock upon exercise of stock options.

During the three months ended March 31, 2019, there was no net cash provided by financing activities.

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

Critical Accounting Polices and Estimates

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed our Annual Report on Form 10-K for the year ended December 31, 2019, other than as provided in Note 2 to our condensed consolidated financial statements “Summary of Significant Accounting Policies.”

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements for more information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that solely as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2020 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In 2019, we implemented plans to remedy these material weaknesses and as of March 31, 2020 our remediation efforts were ongoing. While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, remediation of the material weaknesses will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles resulting in the reporting of these material weaknesses as of March 31, 2020. We have implemented and are in the process of implementing additional measures and risk assessment procedures designed to improve our disclosure controls and procedures and internal control over financial reporting to address the underlying causes of these material weaknesses, including the implementation of appropriate segregation of duties, formalization of accounting policies and controls, and implementation of accounting systems to automate manual processes. In 2019, we also hired our Chief Financial Officer, principal accounting officer and additional qualified accounting and finance personnel, formalized our hiring practices, engaged financial consultants to enable the implementation of internal controls over financial reporting and in April 2020, added a financial expert to the audit committee of the board of directors while we continue to actively recruit a new audit committee chair (following the resignation of Tomer Kariv, our audit committee chair and financial expert, from our board of directors in December 2019).

We cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by reporting requirements under Section 404 (“Section 404”) of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”).

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before deciding whether to make an investment decision with respect to shares of our common stock. You should also refer to the other information contained in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes. Our business, financial condition, results of operations and prospects could be materially and adversely affected by any of these risks or uncertainties. In any such case, the trading price of our common stock could decline, and you could lose all or part of your investment. We caution you that the risks, uncertainties and other factors referred to below and elsewhere in this Quarterly Report on Form 10-Q may not contain all of the risks, uncertainties and other factors that may affect our future results and operations. Moreover, new risks will emerge from time to time. It is not possible for our management to predict all risks.

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

We are not profitable and have incurred net losses since our inception. As of March 31, 2020, we had an accumulated deficit of $84.1 million. Consequently, predictions about our future success or viability may not be as accurate as they would be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. We have spent, and expect to continue to spend, significant resources to fund research and development of, and seek regulatory approvals for, BIO89-100 and any future product candidates. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing and clinical trial activities increase. As a result, our accumulated deficit will also increase significantly. We may encounter unforeseen expenses, difficulties, complications, delays, including delays resulting from the ongoing COVID-19 pandemic, and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. The net losses we incur may fluctuate significantly from quarter-to-quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Even if we eventually generate product revenue, we may never be profitable and, if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

The ongoing COVID-19 pandemic may result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business.

Our business and its operations, including but not limited to our research and development activities, could be adversely affected by health epidemics in regions where we have business operations, and such health epidemics could cause significant disruption in the operations of third parties upon whom we rely. In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to other countries, including the United States and has been declared a pandemic by the World Health Organization. In response to public health directives and orders related to COVID-19 and based on guidance from public health officials, we are implementing work-from-home policies for our employees on an office-by-office basis. We currently have work-from-home policies in place for our employees in California and have reopened our offices in Israel. The effects of executive and similar government orders, shelter-in-place orders and our work-from-home policies may negatively impact our growth, including our ability to recruit and onboard new employees, and productivity, disrupt our business and delay our preclinical and clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, have impacted and may continue to impact personnel at third-party manufacturing facilities in the United States, Europe and other countries, or the availability or cost of materials we use or require to conduct our business, including product development, which would disrupt our supply chain. Furthermore, some of our manufacturers and suppliers are in Europe and may be impacted by port closures and other restrictions resulting from the COVID-19 pandemic, which may disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products. In particular, Northway Biotechpharma (“BTPH”), our sole source supplier for BIO89-100, has notified us that they expect to miss certain project deadlines for our manufacturing scale-up due to quarantine orders and have forecasted other delays due to COVID-19-related impacts on their suppliers; however, we do not expect delays to the overall timeline for the delivery of clinical supplies.

In addition, our clinical trials have been and may continue to be affected by the COVID-19 pandemic. For example, while we originally intended to commence our Phase 2 trial of BIO89-100 for the treatment of SHTG in the first half of 2020, we have delayed the initiation of this trial until the external environment is conducive to executing the trial safely and effectively. Although we completed enrollment in our Phase 1a/2b trial of BIO89-100 for the treatment of NASH in April 2020, the participants in the trial may drop out if they are impacted by COVID-19 or the related government restrictions and we may not be able to collect all of the data that we currently plan to receive from the trial.

If COVID-19 continues to spread in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays in receiving authorization from local regulatory authorities to initiate our planned clinical trials;
•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

•

changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site monitoring and data entry and verification, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the completeness and integrity of clinical trial data and, as a result, determine the outcomes of the trial;

•

risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•	risk that participants enrolled in our clinical trials will not be able to travel to our clinical trial sites as a result of quarantines or other restrictions resulting from COVID-19;
•	risk that participants enrolled in our clinical trials will not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services;
•	interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facilities;
•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	refusal of the FDA to accept data from clinical trials in affected geographies; and
•	interruption or delays to our clinical activities.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by COVID-19, and the duration of such impact, may be difficult to assess or predict, the widespread pandemic has resulted in significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our future liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 and related government orders and restrictions could materially affect our business and the value of our common stock.

The COVID-19 pandemic continues to evolve rapidly. The ultimate impact of the COVID-19 pandemic or a similar public health emergency is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems, or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on the operation of and results from our clinical trials and on our other business operations, which could prevent or delay us from obtaining approval for BIO89-100.

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

We believe that the net proceeds from our IPO, proceeds available from our line of credit pursuant to our Loan Agreement (as defined below), together with our existing cash and cash equivalents will fund our projected operating requirements into the second half of 2021. Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including:

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

We will require additional capital to discover, develop, obtain regulatory approval for and commercialize BIO89-100 and any future product candidates. We do not have any committed external source of funds other than the unused portion of the line of credit available to us pursuant to the Loan Agreement. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. If we do not raise additional capital, we may not be able to expand our operations or otherwise capitalize on our business opportunities, our business and financial condition will be negatively impacted and we may need to:

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
•

In addition, if BIO89-100 receives approval and is commercialized, we will be required to make milestone and royalty payments to Teva Pharmaceutical Industries Ltd (“Teva”), from whom we acquired certain patents and intellectual property relating to BIO89-100, and from whom we licensed patents and know-how related to glycoPEGylation technology that is used in the manufacture of BIO89-100. For additional information regarding this license agreement, please see Note 5 to of our accompanying unaudited condensed consolidated financial statements.

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

Our Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”) contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay the outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation. The occurrence of any of these events could cause a significant adverse impact on our business, prospects and share price.

Pursuant to the Loan Agreement, we have pledged substantially all of our assets, other than our intellectual property rights, and have agreed that we may not sell or assign rights to our patents and other intellectual property without the prior consent of Silicon Valley Bank. Additionally, the Loan Agreement contains affirmative and negative covenants that, among other things, restrict our ability to:

•	incur additional indebtedness;
•	grant liens;
•	make distributions, including dividends;
•	enter into a merger or consolidation;
•	alter the business of the Company;
•	sell all or a portion of the Company’s property, business or assets; or
•	in the case of the Company’s wholly-owned subsidiaries, 89Bio Ltd. and UAB 89bio Lithuania, to hold certain assets.

These terms of the Loan Agreement could prevent us from taking certain actions without the consent of our lenders, which may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders, placing us at a competitive disadvantage compared to our competitors who have less leverage and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting.

The Loan Agreement also includes customary events of default, including, among other things, a change of control. Upon the occurrence and continuation of an event of default, all amounts due under the Loan Agreement become (in the case of a bankruptcy event), or may become (in the case of all other events of default and at the option of Silicon Valley Bank), immediately due and payable.

If an event of default under the Loan Agreement should occur, we could be required to immediately repay the outstanding indebtedness. If we are unable to repay this debt, the lenders would be able to foreclose on the secured collateral, including our cash accounts, and take other remedies permitted under the Loan Agreement. Even if we are able to repay the indebtedness on an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned. The occurrence of any of these events could cause a significant adverse impact on our business and financial condition.

We will need to raise additional funds to operate our business, but additional funds may not be available on acceptable terms, or at all. Any inability to raise required capital when needed could harm our liquidity, financial condition, business, operating results and prospects.

As of March 31, 2020, we had no revenue, an accumulated deficit of $84.1 million and cash and cash equivalents of $85.5 million. Based on our current operating plan, we believe that our cash and cash equivalents, together with the net proceeds from our IPO will be sufficient to meet our anticipated cash requirements into the second half of 2021. However, to date, we have not generated revenues from our activities and have incurred substantial operating losses. We expect that we will continue to generate substantial operating losses for the foreseeable future until we complete development of BIO89-100 or our other product candidates and seek regulatory approvals to market such product candidates. We plan to continue to fund our operations primarily through utilization of our current financial resources and additional raises of capital. We may raise funds from our current investors as well as potential outside investors. We expect to finance future cash needs through public or private equity or debt offerings, the Loan Agreement or product collaborations. However, there is no assurance that such funding will be available to us or that it will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

•	positive results from the clinical trials of our competitors developing other FGF product candidates may not be indicative of similar or superior results from our clinical trials for BIO89-100; and
•	we may not be able to obtain, maintain or enforce our patents and other intellectual property rights.

Of the large number of drugs in development in the pharmaceutical industry, only a small percentage results in the submission of a new drug application or a new biologics license application (“BLA”) to the FDA and even fewer are approved for commercialization. Furthermore, even if we do receive regulatory approval to market BIO89-100, any such approval may be subject to limitations on the indicated uses or patient populations for which we may market the products. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we may be unable to successfully develop or commercialize BIO89-100. If we or any of our future development collaborators are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize BIO89-100, we may not be able to generate sufficient revenue to continue our business.

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

Conducting clinical studies for any product candidates for approval in the United States requires filing an investigational new drug (“IND”) application and reaching agreement with the FDA on clinical protocols, finding appropriate clinical sites and clinical investigators, securing approvals for such studies from the institutional review board at each such site, manufacturing clinical quantities of product candidates and supplying drug product to clinical sites. Currently, we have two active INDs with the FDA in the United States for BIO89-100, one with the Division of Hepatology & Nutrition and one with the Division of Diabetes, Lipid Disorders, and Obesity. In the future, we may file an additional IND with another division for any future indications. If any such future IND is not approved by the FDA, our clinical development timeline may be negatively impacted and any future clinical programs may be delayed or terminated.

We cannot guarantee that we will be able to successfully accomplish required regulatory activities or all of the other activities necessary to initiate and complete clinical trials. As a result, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approvals or successfully commercialize our products. We do not know whether any other clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize BIO89-100 and any future product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize BIO89-100 or any future product candidates and may harm our business, results of operations and prospects. Events that may result in a delay or unsuccessful completion of clinical development include:

•	delays relating to the ongoing COVID-19 pandemic;
•	delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites;
•	ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•	deviations from the trial protocol by clinical trial sites and investigators, or failures to conduct the trial in accordance with regulatory requirements;
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

The timely completion of clinical trials largely depends on patient enrollment. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our future clinical trials, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials.

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

While no serious adverse events were reported in our Phase 1a clinical trial of BIO89-100, the following treatment-related adverse events were reported in at least two subjects in the treatment cohort: injection site reactions and headaches. As with other drugs, we have seen evidence of adverse effects in animal studies and it is possible that other adverse effects will become apparent in ongoing or future animal safety studies. As with any animal safety finding, to the extent that these adverse effects are determined to be clinically relevant, they could have a negative impact on our clinical program.

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

It may be difficult to discern whether certain events or symptoms observed during our clinical trials or by patients using our approved products are related to BIO89-100 or any future product candidates or approved products or some other factor. As a result, we and our development programs may be negatively affected even if such events or symptoms are ultimately determined to be unlikely related to BIO89-100 or any future product candidates or approved products. We cannot assure you that additional or more severe adverse side effects related to BIO89-100 or any future product candidates will not be observed in our clinical trials or in the commercial setting. Further, we expect that BIO89-100 will require multiple administrations via subcutaneous injection in the course of a clinical trial, and this chronic administration increases the risk that our clinical drug development programs may not uncover all possible adverse events that may eventually be experienced by patients treated with BIO89-100, such as rare adverse events or chance findings that may only be detected once product candidates are administered to more patients or for greater periods of time. If observed, such adverse side effects could delay or preclude regulatory approval of BIO89-100 or any future product candidates, limit commercial use or result in the withdrawal of previously granted marketing approvals. If we or others identify undesirable or unacceptable side effects caused by BIO89-100 or any future product candidates or products:

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

We are in the early stages of building the full management team and employee base that we anticipate we will need to complete the development BIO89-100 and other future product candidates. As of March 31, 2020, we had 22 employees, some of whom are based in the United States and some of whom are based in Israel. As we advance our preclinical and clinical development programs for product candidates, seek regulatory approval in the United States and elsewhere and increase the number of ongoing product development programs, we anticipate that we will need to increase our product development, scientific and administrative headcount. We will also need to establish commercial capabilities in order to commercialize any product candidates that may be approved. Such an evolution may impact our strategic focus and our deployment and allocation of resources. Our management, personnel and systems may experience difficulty in adjusting to our growth and strategic focus.

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

We may not be able to attract or retain qualified personnel and consultants due to the intense competition for such individuals in the biotechnology and pharmaceutical industries. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development and commercial objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

We currently have a sole source relationship with BTPH pursuant to which they supply us with BIO89-100. If there should be any disruption in our supply arrangement with BTPH, including any adverse events affecting BTPH, it could have a negative effect on the clinical development of BIO89-100 and other operations while we work to identify and qualify an alternate supply source.

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

In addition, the operations of our third-party manufacturers may be subject to earthquakes, power shortages, telecommunications failures, failures or breaches of information technology systems, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, actual and threatened public health emergencies, including the ongoing COVID-19 pandemic, and other natural or man-made disasters or business interruptions. Damage or extended periods of interruption to our facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

•

the manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor and raw material shortages, financial difficulties of our contract manufacturers, natural disasters, actual or threatened public health emergencies, including the ongoing COVID-19 pandemic, power failures, local political unrest and numerous other factors; and

•

any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the supply of our products. We may also have to record inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek costlier manufacturing alternatives.

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

•	we may need to rely on third parties to generate pipeline candidates for our portfolio;
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

There remain judicial, executive, and congressional challenges to certain aspects of the Affordable Care Act which could potentially void or significantly modify the Affordable Care Act in part or in whole. For example, since January 2017, President Trump signed Executive Orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. On December 22, 2017, President Trump signed into law the Tax Act, which includes a provision repealing the individual mandate to maintain health insurance coverage under the Affordable Care Act effective January 1, 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act’s mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. The decision was been appealed to the United States Court of Appeals for the Fifth Circuit and on December 18, 2019, the United States Court of Appeals for the Fifth Circuit upheld the District Court’s ruling that the individual mandate was unconstitutional, but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act were nonetheless valid. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, although it is unclear when a decision will be made or how the Supreme Court will rule. It is unclear how such litigation and other efforts will impact the Affordable Care Act.

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

•

natural disasters, political and economic instability, including wars, terrorism and political unrest, actual or potential public health emergencies, including the ongoing COVID-19 pandemic, boycotts, curtailment of trade and other business restrictions;

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

Nonetheless, these CROs and clinical trial sites may have difficulty observing patients and treating toxicities, which may be more challenging due to personnel changes, inexperience, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. We also expect the health care centers using our product candidates, if approved, on a commercial basis could similarly have difficulty in managing adverse events. Medicines used at these centers to help manage adverse side effects of our product candidates may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment. Use of these medicines may increase with new physicians and health care centers administering our product candidates.

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

Third parties may infringe our patents or misappropriate or otherwise violate our intellectual property rights. In the future, we may initiate legal proceedings to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity or scope of intellectual property rights we own or control. Also, third parties may initiate legal proceedings against us to challenge the validity or scope of intellectual property rights we own, control or to which we have rights. For example, generic or biosimilar drug manufacturers or other competitors or third parties may challenge the scope, validity or enforceability of our patents, requiring us to engage in complex, lengthy and costly litigation or other proceedings. These proceedings can be expensive and time-

consuming and many of our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating intellectual property rights we own, control or have rights to, particularly in countries where the laws may not protect those rights as fully as in the United States. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, if we initiated legal proceedings against a third party to enforce a patent covering a product candidate, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendants usually assert counterclaims alleging invalidity or unenforceability. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. In an infringement or declaratory judgment proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, or may refuse to stop the other party from using the subject matter alleged to be infringing on the grounds that our patents do not cover that subject matter. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, narrowed, held unenforceable or interpreted in such a manner that would not preclude third parties from entering the market with competing products.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of our common stock. Holders of an aggregate of 7,077,366 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have filed a registration statement registering under the Securities Act the shares of our common stock reserved for issuance under our 2019 Equity Incentive Plan, including shares issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Further, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt or equity securities. If we issue common stock or securities convertible into our common stock, our common stockholders would experience additional dilution and, as a result, the price of our common stock may decline.

Raising additional capital may cause dilution to existing stockholders, restrict our operations or require us to relinquish rights to our technologies.

Existing stockholders could suffer dilution or be negatively affected by fixed payment obligations we may incur if we raise additional funds through the issuance of additional equity securities or debt or the Loan Agreement. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants or protective rights that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we need to secure additional financing, such additional fundraising efforts may divert our management and research efforts from our day-to-day activities, which may adversely affect our ability to develop and commercialize BIO89-100 and any future product candidates.

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

As of March 31, 2020, our executive officers, directors and other holders of 5% or more of our common stock beneficially owned a majority of our outstanding common stock. As a result, our executive officers, directors and other holders of 5% or more of our common stock, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, executive officers and other holders of 5% or more of our common stock, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company and could affect the market price of our common stock.

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

Prior to our initial public offering in November 2019, we were a private company and were not required to test our internal controls on a systematic basis. As an emerging growth company under the JOBS Act, our management will be required to report upon the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act beginning with our Annual Report on Form 10-K for the year ending December 31, 2020. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company and reach accelerated filer status.

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

We intend to retain most, if not all, of our available funds and earnings to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. In addition, the terms of our Loan Agreement with Silicon Valley Bank restrict our ability to pay dividends to limited circumstances. As a result, investors in our common stock may only receive a return if the market price of our common stock increases.

Therefore, you should not rely on an investment in our common stock as a source for any future dividend income.

Our board of directors has significant discretion as to whether to distribute dividends and in what amounts, subject to the restrictions in the Loan Agreement. Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on, among other matters, our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the Delaware internal affairs doctrine. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation provides further that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 13, 2019, we completed our initial public offering (“IPO”), pursuant to which we issued and sold an aggregate of 6,100,390 shares of common stock at the IPO price of $16.00 per share. The aggregate gross proceeds from our IPO were $97.6 million, and the net proceeds were $87.7 million after deducting underwriting discounts and commissions of $6.8 million and other offering expenses of $3.1 million. The offer and sale of the shares of common stock in the IPO were registered pursuant to registration statements on Form S-1 (File Nos. 333-234174 and 333-234617), which the SEC declared effective on November 8, 2019. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates. The underwriters for our IPO were BofA Securities, Inc., SVB Leerink LLC, RBC Capital Markets, LLC, and Oppenheimer & Co. Inc.

The net proceeds from our IPO have been used and will be used, together with our cash and cash equivalents to complete our ongoing POC Phase 1b/2a clinical trial and initiate our subsequent Phase 2b clinical trial of BIO89-100 in patients with NASH, fund our Phase 2 trial of BIO89-100 in patients with SHTG as well as evaluate potential new indications for BIO89-100, and BIO89-100 manufacturing and scale up, with the balance to be used to fund working capital and other general corporate purposes, which may include licensing, acquiring or investing in complementary businesses, technologies, products or assets, the acquisition or licensing of other products, businesses or technologies.

There has been no material change in the intended use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on November 12, 2019.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1

Contribution and Exchange Agreement, dated as of September 17, 2019, by and among 89Bio Ltd., the Company and its shareholders (filed with the SEC as Exhibit 2.1 to the Company’s Form S-1 filed on October 11, 2019).

3.1	Second Amended and Restated Certificate of Incorporation (filed with the SEC as Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2019).

3.2	Second Amended and Restated Bylaws (filed with the SEC as Exhibit 3.2 to the Company’s Form 8-K filed on November 15, 2019).

4.1	Specimen common stock certificate of the registrant (filed with the SEC as Exhibit 4.1 to the Company’s Form S-1/A filed on October 28, 2019).

4.2

Investors’ Rights Agreement, dated as of September 17, 2019, by and among the Company and certain of its shareholders (filed with the SEC as Exhibit 4.2 to the Company’s Form S-1 filed on October 11, 2019).

4.3	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with SEC as Exhibit 4.1 to the Company’s Form 8-K filed on April 13, 2020).

10.1

Loan and Security Agreement, dated as of April 7, 2020, among Silicon Valley Bank, the Lenders party thereto, 89bio, Inc., 89bio Management, Inc. and 89Bio Ltd. (filed with the SEC as Exhibit 10.1 to the Company’s Form 8-K filed on April 13, 2020).

10.2*+	Non-Employee Director Compensation Policy.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.
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

89bio, Inc.

Date: May 13, 2020	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer (principal executive officer)

Date: May 13, 2020	By:	/s/ Ryan Martins
Ryan Martins Chief Financial Officer
(principal financial and accounting officer)