Form 10-Q
period 2020-06-30
89bio, Inc.
filed 2020-08-13
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of August 6, 2020, the registrant had 16,853,852 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

89bio, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$68,199	$93,335
Restricted cash	24	25
Short-term investments	5,697	—
Prepaid and other current assets	1,371	1,966
Total current assets	75,291	95,326
Property and equipment, net	191	155
Other assets	1,080	72
Total assets	$76,562	$95,553
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,070	$989
Accrued expenses	3,721	4,620
Total current liabilities	6,791	5,609
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	14	14
Additional paid-in capital	165,668	163,526
Accumulated deficit	(95,911)	(73,596)
Total stockholders’ equity	69,771	89,944
Total liabilities and stockholders’ equity	$76,562	$95,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$8,443	$3,165	$16,221	$7,474
General and administrative	3,230	834	6,154	1,357
Total operating expenses	11,673	3,999	22,375	8,831
Loss from operations	11,673	3,999	22,375	8,831
Other expenses (income), net	98	10,968	(59)	10,552
Net loss before tax	11,771	14,967	22,316	19,383
Income tax expense (benefit)	—	6	(1)	29
Net loss and comprehensive loss	$11,771	$14,973	$22,315	$19,412
Net loss per share, basic and diluted	$0.85	$24.50	$1.62	$31.76
Weighted-average shares used to compute net loss per share, basic and diluted	13,797,356	611,226	13,793,544	611,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock, and Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

(In thousands, except share data)

					Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	—	$—	13,788,982	$14	$163,526	$(73,596)	$89,944
Issuance of common stock upon exercise of stock options	—	—	4,876	—	9	—	9
Share-based compensation	—	—	—	—	493	—	493
Net loss	—	—	—	—	—	(10,544)	(10,544)
Balance as of March 31, 2020	—	—	13,793,858	14	164,028	(84,140)	79,902
Issuance of common stock upon exercise of stock options	—	—	6,919	—	21	—	21
Issuance of common stock upon ESPP purchase	—	—	4,427	—	75	—	75
Issuance of common stock warrant in connection with term loan facility	—	—	—	—	634	—	634
Share-based compensation	—	—	—	—	910	—	910
Net loss	—	—	—	—	—	(11,771)	(11,771)
Balance as of June 30, 2020	—	$—	13,805,204	$14	$165,668	$(95,911)	$69,771

					Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2018	24,000,000	$23,073	611,226	$1	$118	$(16,176)	$(16,057)
Share-based compensation	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	(4,439)	(4,439)
Balance as of March 31, 2019	24,000,000	23,073	611,226	1	153	(20,615)	(20,461)
Issuance of convertible preferred stock, net of issuance cost of $0 and the partial settlement of the convertible preferred stock liability of $6,269	18,826,389	25,095	—	—	—	—	—
Share-based compensation	—	—	—	—	76	—	76
Net loss	—	—	—	—	—	(14,973)	(14,973)
Balance as of June 30, 2019	42,826,389	$48,168	611,226	$1	$229	$(35,588)	$(35,358)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(22,315)	$(19,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29	7
Share-based compensation	1,403	111
Deferred tax assets	—	(50)
Revaluation of convertible preferred stock liability	—	10,511
Amortization of premium on available-for-sale securities	1	—
Amortization of debt issuance costs	77	—
Changes in operating assets and liabilities:
Prepaids and other current assets	595	(36)
Accounts payable	2,123	(541)
Accrued expenses	(1,189)	1,279
Net cash used in operating activities	(19,276)	(8,131)
Cash flows from investing activities:
Purchases of available-for-sale securities	(5,698)	—
Purchases of property and equipment	(107)	(20)
Net cash used in investing activities	(5,805)	(20)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock and convertible preferred stock liability, net of issuance cost	—	18,826
Proceeds from issuance of common stock upon stock option exercises	30	—
Proceeds from issuance of common stock upon ESPP purchase	75	—
Proceeds from issuance of common stock	—	11
Payment of debt issuance costs	(161)	—
Net cash (used in) provided by financing activities	(56)	18,837
Net (decrease) increase in cash and cash equivalents, and restricted cash	(25,137)	10,686
Cash and cash equivalents, and restricted cash at beginning of period	93,360	11,257
Cash and cash equivalents, and restricted cash at end of period	$68,223	$21,943
Components of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$68,199	$21,919
Restricted cash	24	24
Total cash and cash equivalents, and restricted cash	$68,223	$21,943
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock warrant in connection with term loan facility	$634	$—
Deferred offering costs included in accrued expenses	$290	$204
Property and equipment purchases included in accounts payable	$13	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Description of Business

89bio, Inc. (“89bio” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. The Company’s lead product candidate, BIO89-100, a specifically engineered glycoPEGylated analog of fibroblast growth factor 21, is currently being developed for the treatment of nonalcoholic steatohepatitis and for the treatment of severe hypertriglyceridemia.

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

Initial Public Offering

On November 13, 2019, 89bio, Inc. completed its IPO, pursuant to which it issued and sold an aggregate of 6,100,390 shares of common stock (inclusive of 795,703 shares pursuant to the underwriters’ option to purchase additional shares) at the IPO price of $16.00 per share, resulting in net proceeds of $87.7 million after deducting underwriting discounts and commissions of $6.8 million and other offering expenses of $3.1 million. Upon the closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into 7,077,366 shares of common stock of 89bio, Inc. based on a proportional adjustment to the conversion ratio of the convertible preferred stock on a 1-for-6.217 basis.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. To date, the Company has not generated revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses for the foreseeable future until it completes development of its products and seeks regulatory approvals to market such products. The Company had cash, cash equivalents and short-term investments of $73.9 million as of June 30, 2020. Additionally, in July 2020, the Company received approximately $78.3 million in net proceeds from an underwritten offering of its common stock (see Note 10). Management expects to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

The Company intends to raise such capital through the issuance of additional equity financing and/or debt financing. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its products. The Company expects that its cash, cash equivalents and short-term investments as of June 30, 2020, together with proceeds available from the Company’s term loan (see Note 6), and proceeds from its July 2020 sale of common stock, will be sufficient to fund operating expenses and capital expenditure requirements for a period of at least one year from the date these unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”).

2. Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting.

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated financial statements are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2019 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and comprehensive loss, and cash flows. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 18, 2020.

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

Investments

Investments have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase. Investments with original maturities beyond three months at the date of purchase and which mature at or less than twelve months from the balance sheet date are classified as current.

Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. The Company periodically evaluates whether declines in fair values of its marketable securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on marketable securities are included in other expenses (income), net. The cost of investments sold is based on the specific-identification method. There were no realized gains or losses on investments for the periods presented. Interest on marketable securities is included in other expenses (income), net and was not material for all periods presented.

Fair Value Measurements

Financial assets and liabilities are recorded at fair value on a recurring basis in the balance sheets. The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, short-term investments and prepaid and other current assets, accounts payable, and accrued expenses approximate their fair values due to the short-term maturity of these instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

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

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Convertible Preferred Stock Liability

The freestanding instruments related to the commitment by the Series A convertible preferred stockholders to purchase and by the Company to sell its Series A convertible preferred stock in subsequent closings, contingent upon the achievement of certain developmental milestones and approval by the board of directors, at a fixed price per stock, were considered a liability (or an asset), measured at fair value as the shares underlying the rights contained liquidation preferences upon certain “deemed liquidation events” that were not solely within the Company’s control and which were considered in-substance contingent redemption features. The instruments were subject to revaluation at each balance sheet date until settlement or extinguishment, with revaluations recognized as either a component of other expenses (income), net in the condensed consolidated statements of operations and comprehensive loss, or additional paid-in capital in the condensed consolidated balance sheets. Upon the completion of the Company’s IPO, the remaining shares of convertible preferred stock that were previously issuable under a subsequent closing were no longer issuable. Accordingly, the preferred stock liability was extinguished and because the transaction occurred between related parties, the resulting $25.6 million was accounted for as a capital contribution by the preferred stockholders.

Risk and Uncertainties

If the ongoing COVID-19 pandemic continues to spread in the United States and worldwide, the Company may experience disruptions that could negatively impact the Company’s growth, employee productivity and its ability to recruit and onboard new employees. The pandemic may also disrupt the Company’s business and delay its preclinical and clinical programs and timelines. At this point, the extent to which the COVID-19 pandemic may impact the Company’s operating results and financial condition is uncertain.

Comprehensive Loss

The Company’s comprehensive loss is comprised of changes in unrealized gains (losses) on available-for-sale securities and foreign currency transaction adjustments, which were not material for all periods presented. Accordingly, the Company has not presented comprehensive loss separately from net loss on the condensed consolidated statements of operations and comprehensive loss.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02—Leases (“ASU 2016-02”), requiring the recognition of lease assets and liabilities on the balance sheet. The standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The standard is effective for public entities for fiscal years beginning after December 15, 2018 and for nonpublic entities for fiscal years beginning after December 15, 2021. As an emerging growth company, ASU 2016-02 is effective for the Company for the year ending December 31, 2022 and interim periods within the year ending December 31, 2023. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Fair Value Measurements

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2020 (in thousands):

		June 30, 2020
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	Cost	Gains	Losses	Fair Value
Money market funds	Level 1	$30,397	$—	$—	$30,397
Commercial paper	Level 2	4,792	—	—	4,792
Corporate debt securities	Level 2	905	—	—	905
Total cash equivalents and available-for-sale securities		$36,094	$—	$—	$36,094

The Company did not hold any financial assets as of December 31, 2019.

The Company’s convertible preferred stock liability represented a Level 3 financial liability measured at fair value on a recurring basis prior to its extinguishment as of December 31, 2019. Accordingly, there was no Level 3 financial liability outstanding during the six months ended and as of June 30, 2020.

For the six months ended June 30, 2019, changes in the fair value of the Company’s Level 3 financial liability were measured on a recurring basis as follows (in thousands):

Six Months Ended
June 30, 2019
Beginning balance	$1,671
Revaluation of convertible preferred stock liability recorded in other expenses, net	10,511
Partial settlement of convertible preferred stock liability in subsequent closings	(6,269)
Ending balance	$5,913

The Company’s convertible preferred stock liability resulted from the initial sale of Series A convertible preferred stock where the investors committed to purchase additional shares of Series A convertible preferred stock in subsequent closings, contingent upon the achievement by the Company of certain development milestones and approval by the board of directors. The investors’ commitment to purchase and the Company’s commitment to sell shares of Series A convertible preferred stock represented a freestanding instrument accounted for at fair value and revalued at each reporting date. The Company estimated the fair value of this commitment using the Black-Scholes option-pricing model using the following assumptions:

Six Months Ended
June 30, 2019
Stock price	$0.99 - 1.31
Exercise price	$1.00
Expected term (years)	0.00 - 2.25
Expected volatility	72.0%
Risk-free interest rate	0.0 - 2.4%

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

4. Consolidated Balance Sheet Components

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued research and development expense	$1,671	$2,326
Accrued employee and related expenses	1,142	1,396
Accrued professional and legal fees	634	573
Accrued other	274	325
Total accrued expenses	$3,721	$4,620

5. Commitments and Contingencies

Leases

Future minimum lease payments under the Company’s non-cancellable operating lease obligations as of June 30, 2020, are as follows (in thousands):

June 30, 2020
Remainder of 2020	$129
2021	232
2022	8
Total future minimum annual payments	$369

Rent expense was $87,000 and $33,000 for the three months ended June 30, 2020 and 2019, respectively. Rent expense was $147,000 and $60,000 for the six months ended June 30, 2020 and 2019, respectively.

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

During the three and six months ended June 30, 2020 and 2019, there were no license payment expenses related to the Teva Agreements.

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Term Loan

Loan and Security Agreement

On April 7, 2020, the Company and certain of its subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”) with the lenders referred to therein (the “Lenders”), and Silicon Valley Bank, as collateral agent. The Loan Agreement provides for (i) a secured term A loan facility (the “Term A Loan Facility”) of up to $10.0 million and (ii) a secured term B loan facility (the “Term B Loan Facility”) of up to $5.0 million that is available upon the Company satisfying certain milestones. The Term A Loan Facility matures on November 1, 2022, provided, that if the Term B Loan Facility is funded, the facilities instead mature on September 1, 2023. The loans will bear interest at the greater of (i) 4.50% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 1.25%. As of June 30, 2020, the Company had not drawn any amount under the Loan Agreement.

In connection with the execution of the Loan Agreement, the Company agreed to issue the Lenders warrants to purchase shares of the Company’s common stock. On April 7, 2020, the Company issued Silicon Valley Bank a warrant to purchase 25,000 shares of the Company’s common stock with a warrant exercise price of $22.06 per share that were immediately exercisable and expire on April 7, 2030. The Company determined the fair value of the warrant at the issuance date by using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.75%, no dividends, expected volatility of 92.30% and expected term of 10.0 years. Upon issuance, the fair value allocated to the warrant of $0.6 million was recorded as a debt issuance cost and classified within other assets, and met the requirements for equity classification within additional paid-in capital on the consolidated condensed balance sheets. An additional warrant to purchase 8,333 shares of the Company’s common stock will be issued in connection with the Term B Loan Facility, if funded, with the exercise price determined on the Company’s stock price at the time of issuance.

Additionally, the Company incurred $0.2 million in closing costs that were recorded as debt issuance costs and classified within other assets on the consolidated condensed balance sheets.

The deferred assets related to the debt issuance cost and warrant are recognized as interest expense over the duration of the Loan Agreement and are recorded within other expenses (income), net on the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2020, the remaining unamortized debt issuance costs classified within other assets on the consolidated condensed balance sheet is $0.7 million.

7. Stockholders’ Equity

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

The Company initially reserved 2,844,193 shares of common stock for issuance under the 2019 Plan. In addition, the number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2020, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the immediately preceding December 31, or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2020, there were 1,566,991 shares of common stock available for issuance as future option grants under the 2019 Plan.

Employee Stock Purchase Plan (ESPP)

In October 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective following the date of the IPO. The Company initially reserved 225,188 shares of common stock for purchase under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on the first day of January for a period of up to ten years, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or a lesser number of shares determined by the Company’s board of directors. Purchases will be accomplished through the participation of discrete offering periods and each offering is expected to be 6 months long. For each offering period, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock on (1) the first trading day of the applicable offering period or (2) the last trading day of each purchase period the applicable offering period.

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The first six month offering period pursuant to the ESPP commenced on January 1, 2020 and a total of 4,427 shares of common stock were purchased in accordance with the ESPP during the six months ended June 30, 2020 for total proceeds of $75,000. As of June 30, 2020, there were 358,651 shares of common stock available for issuance under the ESPP.

The Company recorded share-based compensation for the periods indicated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$297	$13	$489	$20
General and administrative	613	63	914	91
Total share-based compensation	$910	$76	$1,403	$111

The fair value of option awards granted for the periods indicated was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	June 30
	2020	2019
Stock Options
Expected term (years)	5.50 - 6.11	6.11
Expected volatility	86.4 - 91.3%	61.8%
Risk-free interest rate	0.4 - 1.5%	2.5 - 2.6%
Expected dividend	—	—

The following table summarizes stock option activity for the six months ended June 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2019	1,320,243	$3.34	9.23	$30,353
Granted	549,000	30.19
Exercised	(11,795)	2.62
Cancelled	(40,482)	2.87
Balance outstanding as of June 30, 2020	1,816,966	11.44	9.01	$21,218
Exercisable as of June 30, 2020	348,601	$2.03	8.45	$6,241

Convertible Preferred Stock

In April 2018, the Company entered into the Series A Share Purchase Agreement (the “Series A SPA”), pursuant to which the investors committed to invest an aggregate amount of up to $60.0 million for the issuance of shares of Series A convertible preferred stock at a price of $1.00 per share in subsequent closings. Upon the completion of the Company’s IPO on November 13, 2019, there were 16,000,000 remaining shares of convertible preferred stock that were previously issuable that were no longer issuable. Accordingly, the preferred stock liability was extinguished and because the transaction occurred between related parties, the resulting $25.6 million was accounted for as a capital contribution by the preferred stockholders Additionally, immediately prior to the completion of the Company’s IPO, all outstanding shares of convertible preferred stock automatically converted into 7,077,366 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital.

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

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Six Months Ended
	June 30,
	2020	2019
Stock options to purchase common stock	1,816,966	721,079
Convertible preferred stock, as converted	—	6,888,592
Total	1,816,966	7,609,671

9. Related Party Transactions

The Company and the Series A preferred stockholders amended the Series A SPA on October 25, 2019, and the parties agreed that the Series A SPA would terminate upon consummation of the Company’s IPO. Upon the completion of the Company’s IPO on November 13, 2019, the 16,000,000 shares of convertible preferred stock that were issuable were no longer issuable. Accordingly, the preferred stock liability was extinguished and because the transaction occurred between related parties, the resulting $25.6 million was accounted for as a capital contribution by the preferred stockholders and recorded as part of additional paid-in capital in the condensed consolidated balance sheets (see Note 7).

10. Subsequent Event

On July 10, 2020, the Company completed an underwritten public offering of 3,047,040 shares of its common stock, including 397,440 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price of $27.50 per share. The Company raised a total of $83.8 million in gross proceeds from the offering, or approximately $78.3 million in net proceeds after deducting underwriters’ discounts and commissions of $5.0 million and estimated offering cost of $0.5 million.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, BIO89-100, a specifically engineered glycoPEGylated analog of fibroblast growth factor 21 (“FGF21”), is currently being developed for the treatment of nonalcoholic steatohepatitis (“NASH”) and for the treatment of severe hypertriglyceridemia (“SHTG”). NASH is a severe form of nonalcoholic fatty liver disease (“NAFLD”), characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma and death. There are currently no approved products for the treatment of NASH. FGF21 is a clinically-validated mechanism that has been shown in humans to reduce steatosis, improve the histological features of NASH and address cardio-metabolic dysregulation. We believe BIO89-100 may be a differentiated FGF21 therapy based on its robust and durable biological effects and a favorable tolerability profile, as well as its potential for a longer dosing interval. Combining these characteristics with the ability to address the key liver pathologies in NASH, as well as the underlying metabolic dysregulation in NASH patients, BIO89-100 has the potential to become a mainstay of NASH therapy. We successfully completed a Phase 1a, first-in-human, single ascending dose (“SAD”) clinical trial with 58 healthy volunteers. The magnitude and significance of BIO89-100’s biological effects after a single dose on lipid parameters were robust and durable. In April 2020, we closed enrollment of our proof of concept (“POC”) Phase 1b/2a clinical trial in patients with NASH or patients with NAFLD and a high risk of NASH with 81 patients enrolled. We expect to report topline data in the late third quarter to the early fourth quarter of 2020. We expect to initiate our Phase 2b/3 clinical trial in patients with NASH in the first half of 2021.

We are also developing BIO89-100 for the treatment of SHTG, a condition identified by severely elevated levels of triglycerides (greater than or equal to 500 mg/dL), which is associated with an increased risk of NASH, cardiovascular events and acute pancreatitis. We expect to initiate our Phase 2 trial in SHTG patients in the third quarter of 2020, subject to the external environment with respect to COVID-19 remaining conducive to executing the trial safely and effectively, and to report topline data in the second half of 2021. The Phase 2 trial in SHTG patients will evaluate the ability of BIO89-100 to reduce fasting plasma triglyceride levels compared to baseline levels. In May 2020, the U.S. Food and Drug Administration (“FDA”) cleared our Investigational New Drug application for SHTG. We have adequate clinical supplies for our ongoing Phase 1b/2a clinical trial in NASH patients and our planned Phase 2 trial in SHTG patients.

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

On July 10, 2020, we completed an underwritten public offering of 3,047,040 shares of our common stock, including 397,440 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price of $27.50 per share. We raised a total of $83.8 million in gross proceeds from the offering, or approximately $78.3 million in net proceeds after deducting underwriters’ discounts and commissions of $5.0 million and estimated offering cost of $0.5 million.

As of June 30, 2020, our cash, cash equivalents and short-term investments totaled $73.9 million. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments together with the net proceeds from the offering completed in July 2020 and proceeds available under our term loan facility will be sufficient to meet our anticipated cash requirements through the second quarter of 2022.

We have incurred net losses since our inception. Our net losses for the three months ended June 30, 2020 and 2019 were $11.8 million $15.0 million, respectively. Our net losses for the six months ended June 30, 2020 and 2019 were $22.3 million and $19.4 million, respectively. As of June 30, 2020, we had an accumulated deficit of $95.9 million. We expect to continue to incur significant expenses and increasing operating losses as we advance BIO89-100 and any future product candidates through clinical trials, seek regulatory approval for BIO89-100 and any future product candidates, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, protect our intellectual property, prepare for and, if approved, proceed to commercialization of BIO89-100 and any future product candidates, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Impact of COVID-19 Pandemic

The ongoing COVID-19 pandemic has resulted and may continue to result in significant disruptions to our clinical trials, including adverse effects on our development timelines, or other business operations. In April 2020, we closed enrollment of our POC Phase 1b/2a clinical trial in patients with NASH or patients with NAFLD and a high risk of NASH with 81 patients (or 98% of patients) enrolled. We expect to initiate our Phase 2 trial in SHTG patients, in the third quarter of 2020, subject to the external environment with respect to COVID-19 remaining conducive to executing the trial safely and effectively. We do not yet know the full extent of other potential delays, which could prevent or delay us from obtaining approval for BIO89-100. For more information regarding risks related to the ongoing COVID-19 pandemic, please see the risk factor entitled “The ongoing COVID-19 pandemic may result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business.” in Part II. Item 1A of this Quarterly Report on Form 10-Q. To the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q.

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

Other Expenses (Income), Net

Other expenses (income), net primarily consists of the revaluation of our convertible preferred stock liability, prior to extinguishment upon our IPO.

Results of Operations

Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2020	2019	Change
Operating expenses:
Research and development	$8,443	$3,165	$5,278
General and administrative	3,230	834	2,396
Total operating expenses	11,673	3,999	7,674
Loss from operations	11,673	3,999	7,674
Other expenses (income), net	98	10,968	(10,870)
Income tax expense	—	6	(6)
Net loss and comprehensive loss	$11,771	$14,973	$(3,202)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2020	2019	Change
Clinical development	$3,399	$1,034	$2,365
Contract manufacturing	2,521	625	1,896
Preclinical costs	660	311	349
Personnel-related expenses	1,531	944	587
Other expenses	332	251	81
Total research and development expenses	$8,443	$3,165	$5,278

Research and development expenses increased by $5.3 million, or 167%, to $8.4 million for the three months ended June 30, 2020 from $3.1 million for the three months ended June 30, 2019. The increase was primarily due to an increase of $2.4 million in clinical development costs, an increase of $1.9 million in contract manufacturing costs, an increase of $0.6 million in personnel-related costs, including share-based compensation, due to increased headcount and an increase of $0.4 million in preclinical costs and other costs as we ramped up our operations.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million, or 287%, to $3.2 million for the three months ended June 30, 2020 from $0.8 million for the three months ended June 30, 2019. The increase was primarily due to an increase of $1.1 million in personnel-related costs, including share-based compensation, driven by an increase in headcount, an increase of $0.9 million in professional services including legal and accounting consulting service fees and an increase of $0.4 million in insurance related costs.

Other Expenses (Income), Net

Other expenses (income), net decreased by $10.9 million to $98,000 for the three months ended June 30, 2020 from $11.0 million for the three months ended June 30, 2019. The decrease was primarily due to the revaluation of our convertible preferred stock liability in the second quarter of 2019.

Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2020	2019	Change
Operating expenses:
Research and development	$16,221	$7,474	$8,747
General and administrative	6,154	1,357	4,797
Total operating expenses	22,375	8,831	13,544
Loss from operations	22,375	8,831	13,544
Other expenses (income), net	(59)	10,552	(10,611)
Income tax (benefit) expense	(1)	29	(30)
Net loss and comprehensive loss	$22,315	$19,412	$2,903

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2020	2019	Change
Clinical development	$7,747	$2,451	5,296
Contract manufacturing	3,712	2,679	1,033
Preclinical costs	1,316	418	898
Personnel-related expenses	2,934	1,540	1,394
Other expenses	512	386	126
Total research and development expenses	$16,221	$7,474	$8,747

Research and development expenses increased by $8.7 million, or 117%, to $16.2 million for the six months ended June 30, 2020 from $7.5 million for the six months ended June 30, 2019. The increase was primarily due to an increase of $5.3 million in clinical development costs, an increase of $1.4 million in personnel-related costs, including share-based compensation, due to increased headcount, an increase of $1.0 million in contract manufacturing costs, an increase of $0.9 million in preclinical costs and other costs as we ramped up our operations and an increase of $0.1 million in other expenses.

General and Administrative Expenses

General and administrative expenses increased by $4.8 million, or 354%, to $6.2 million for the six months ended June 30, 2020 from $1.4 million for the six months ended June 30, 2019. The increase was primarily due to an increase of $2.0 million in personnel-related costs, including share-based compensation, driven by an increase in headcount, an increase of $2.0 million in professional services including legal and accounting consulting service fees and an increase of $0.8 million in insurance related costs.

Other Expenses (Income), Net

Other expenses (income), net decreased by $10.6 million to $(59,000) for the six months ended June 30, 2020 from $10.5 million for the six months ended June 30, 2019. The decrease was primarily due to the revaluation of our convertible preferred stock liability in the first six months of 2019.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of June 30, 2020, we had available cash and cash equivalents and short-term investments of $73.9 million and an accumulated deficit of $95.9 million. Prior to our IPO, we funded our operations from the issuance and sale of capital stock. In connection with our IPO, we issued and sold an aggregate of 6,100,390 shares of common stock at a price of $16.00 per share. We received proceeds of $87.7 million, net of underwriting discounts and commissions and estimated offering costs.

On April 7, 2020, we entered into a secured term loan facility with an aggregate committed principal amount of up to $15.0 million. As of June 30, 2020, we had not drawn any amount under the term loan facility.

On July 10, 2020, we completed a public offering of 3,047,040 shares of our common stock, including 397,440 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price of $27.50 per share. Upon completion of the offering, we received gross proceeds of $83.8 million, before deducting underwriting discounts and commissions and offering expenses.

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

Based on our research and development plans, we expect that our existing cash, cash equivalents and short-term investments together with the net proceeds from the offering completed in July 2020 and proceeds available under our term loan facility, will be sufficient to fund our operations through the second quarter of 2022. However, our operating plans and other demands on our cash resources may change as a result of many factors, and we may seek additional funds sooner than planned. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net cash used in operating activities	$(19,276)	$(8,131)
Net cash used in investing activities	(5,805)	(20)
Net cash (used in) provided by financing activities	(56)	18,837
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(25,137)	$10,686

Net Cash Used in Operating Activities

During the six months ended June 30, 2020, net cash used in operating activities was $19.3 million, which consisted of a net loss of $22.3 million, partially offset by non-cash charges of $1.5 million and a net change of $1.5 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of $1.4 million in share-based compensation and $0.1 million in amortization of debt issuance costs. The change in our operating assets and liabilities was primarily due to a $0.9 million increase in accounts payable and accrued expenses as we grew our operations, offset in part by a $0.6 million decrease in prepaid and other current assets due to the timing of payments.

During the six months ended June 30, 2019, net cash used in operating activities was $8.1 million, which consisted of a net loss of $19.4 million, partially offset by non-cash charges of $10.6 million and a net change of $0.7 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of the revaluation of our convertible preferred share liability of $10.5 million and $0.1 million in share-based compensation. The change in our operating assets and liabilities was primarily due to a $1.3 million increase in accrued expenses as we grew our operations, offset in part by a $0.5 million decrease in accounts payable due to the timing of payments.

Net Cash Used in Investing Activities

During the six months ended June 30, 2020, net cash used in investing activities was $5.8 million, which consisted of $5.7 million in purchases of available-for-sale securities and $0.1 million of purchases of property and equipment.

During the six months ended June 30, 2019, net cash used in investing activities consisted of purchases of property and equipment.

Net Cash (Used In) Provided by Financing Activities

During the six months ended June 30, 2020 net cash used in financing activities was $0.1 million, which consisted of $0.2 million of payment of debt issuance costs, offset in part by a $0.1 million proceeds from the issuance of common stock upon exercise of stock options and ESPP purchases.

During the six months ended June 30, 2019 net cash provided by financing activities was $18.8 million, which consisted of net proceeds from the issuance and sale of our convertible preferred stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that solely as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2020 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In 2019, we implemented plans to remedy these material weaknesses and as of June 30, 2020 our remediation efforts were ongoing. While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, remediation of the material weaknesses will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles resulting in the reporting of these material weaknesses as of June 30, 2020. We have implemented and are in the process of implementing additional measures and risk assessment procedures designed to improve our disclosure controls and procedures and internal control over financial reporting to address the underlying causes of these material weaknesses, including the implementation of appropriate segregation of duties, formalization of accounting policies and controls, and implementation of accounting systems to automate manual processes. In 2019, we also hired our Chief Financial Officer, principal accounting officer and additional qualified accounting and finance personnel, formalized our hiring practices and engaged financial consultants to enable the implementation of internal controls over financial reporting. In April 2020, we added a financial expert to the audit committee of the board of directors and in June 2020, we appointed a new board member, who also serves as audit committee chair.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are not profitable and have incurred net losses since our inception. As of June 30, 2020, we had an accumulated deficit of $95.9 million. Consequently, predictions about our future success or viability may not be as accurate as they would be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. We have spent, and expect to continue to spend, significant resources to fund research and development of, and seek regulatory approvals for, BIO89-100 and any future product candidates. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing and clinical trial activities increase. As a result, our accumulated deficit will also increase significantly. We may encounter unforeseen expenses, difficulties, complications, delays, including delays resulting from the ongoing COVID-19 pandemic, and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. The net losses we incur may fluctuate significantly from quarter-to-quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Even if we eventually generate product revenue, we may never be profitable and, if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

In addition, our clinical trials have been and may continue to be affected by the COVID-19 pandemic. For example, while we originally intended to commence our Phase 2 trial of BIO89-100 for the treatment of SHTG in the first half of 2020, we now expect to initiate the trial in the third quarter of 2020, subject to the external environment with respect to COVID-19 remaining conducive to executing the trial safely and effectively, and to report topline data in the second half of 2021.

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

We believe that the net proceeds from our IPO, proceeds available from our line of credit pursuant to our Loan Agreement (as defined below) and the net proceeds from our underwritten public offering of common stock in July 2020, together with our existing cash, cash equivalents and short-term investments will fund our projected operating requirements into the second quarter of 2022. Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including:

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

Our Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”) contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay any outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation. The occurrence of any of these events could cause a significant adverse impact on our business, prospects and share price.

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

If an event of default under the Loan Agreement should occur, we could be required to immediately repay any outstanding indebtedness. If we are unable to repay such debt, the lenders would be able to foreclose on the secured collateral, including our cash accounts, and take other remedies permitted under the Loan Agreement. Even if we are able to repay any indebtedness on an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned. The occurrence of any of these events could cause a significant adverse impact on our business and financial condition.

We will need to raise additional funds to operate our business, but additional funds may not be available on acceptable terms, or at all. Any inability to raise required capital when needed could harm our liquidity, financial condition, business, operating results and prospects.

As of June 30, 2020, we had no revenue, an accumulated deficit of $95.9 million and cash, cash equivalents and short-term investments of $73.9 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, together with the net proceeds from our IPO, proceeds available from our line of credit pursuant to our Loan Agreement (as defined below) and the net proceeds from our underwritten public offering of common stock in July 2020 will be sufficient to meet our anticipated cash requirements into the second quarter of 2022. However, to date, we have not generated revenues from our activities and have incurred substantial operating losses. We expect that we will continue to generate substantial operating losses for the foreseeable future until we complete development of BIO89-100 or our other product candidates and seek regulatory approvals to market such product candidates. We plan to continue to fund our operations primarily through utilization of our current financial resources and additional raises of capital. We may raise funds from our current investors as well as potential outside investors. We expect to finance future cash needs through public or private equity or debt offerings, the Loan Agreement or product collaborations. However, there is no assurance that such funding will be available to us or that it will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

Our current research and development efforts are focused on developing BIO89-100 for the treatment of NASH, an indication for which there are no approved products. The regulatory approval process for novel product candidates such as BIO89-100 can be more expensive and take longer than for other, better known or extensively studied product candidates. As other companies are in later stages of clinical trials for their potential NASH therapies, we expect that the path for regulatory approval for NASH therapies may continue to evolve in the near term as these other companies refine their regulatory approval strategies and interact with regulatory authorities. Such evolution may impact our future clinical trial designs, including trial size and endpoints, in ways that we cannot predict today. Certain of our competitors have recently experienced regulatory setbacks following communications from the FDA. We currently do not know the impact, if any, that these setbacks could have on the path for regulatory approval for NASH therapies generally or for BIO89-100. Our anticipated development costs would likely increase if development of BIO89-100 or any future product candidate is delayed because we are required by the FDA to perform studies or trials in addition to, or different from, those that we currently anticipate. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs.

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

The biopharmaceutical industry is intensely competitive and subject to rapid innovation and significant technological advancements. We believe the key competitive factors that will affect the development and commercial success of BIO89-100 and any future product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price, the level of generic competition and reimbursement. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies, universities and other research institutions. A number of biotechnology and pharmaceutical companies are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting. Certain of these companies have recently published positive data regarding their clinical trials, which may further increase the competition we face. Smaller or earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Given the high incidence of NASH and SHTG, it is likely that the number of companies seeking to develop products and therapies for the treatment of liver and cardio-metabolic diseases, such as NASH and SHTG, will increase.

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

We are in the early stages of building the full management team and employee base that we anticipate we will need to complete the development BIO89-100 and other future product candidates. As of June 30, 2020, we had 24 employees, some of whom are based in the United States and some of whom are based in Israel. As we advance our preclinical and clinical development programs for product candidates, seek regulatory approval in the United States and elsewhere and increase the number of ongoing product development programs, we anticipate that we will need to increase our product development, scientific and administrative headcount. We will also need to establish commercial capabilities in order to commercialize any product candidates that may be approved. Such an evolution may impact our strategic focus and our deployment and allocation of resources. Our management, personnel and systems may experience difficulty in adjusting to our growth and strategic focus.

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

As of June 30, 2020, our executive officers, directors and other holders of 5% or more of our common stock beneficially owned a majority of our outstanding common stock. As a result, our executive officers, directors and other holders of 5% or more of our common stock, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, executive officers and other holders of 5% or more of our common stock, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company and could affect the market price of our common stock.

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

We have implemented and are in the process of implementing measures designed to improve our disclosure controls and procedures and internal control over financial reporting to address the underlying causes of these material weaknesses, including the implementation of appropriate segregation of duties, formalization of accounting policies and controls, implementation of accounting systems to automate manual processes, formalization of our hiring practices, hiring of our Chief Financial Officer, principal accounting officer and additional qualified accounting and finance personnel, appointment of two new board members, one as an audit committee chair and the other as an audit committee financial expert in June 2020 and April 2020, respectively, and engagement of financial consultants to enable the implementation of internal controls over financial reporting.

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

10.2+	Executive Employment Offer Letter, dated April 15, 2020, by and between 89bio, Inc. and Rohan Palekar (filed with the SEC as Exhibit 10.1 to the Company’s Form 8-K filed on May 4, 2020).

10.3+	Executive Employment Offer Letter, dated April 15, 2020, by and between 89bio, Inc. and Ryan Martins (filed with the SEC as Exhibit 10.2 to the Company’s Form 8-K filed on May 4, 2020).

10.4+	Executive Employment Offer Letter, dated April 15, 2020, by and between 89bio, Inc. and Hank Mansbach (filed with the SEC as Exhibit 10.3 to the Company’s Form 8-K filed on May 4, 2020).

10.5+	Executive Employment Offer Letter, dated April 15, 2020, by and between 89bio, Inc. and Quoc Le-Nguyen (filed with the SEC as Exhibit 10.4 to the Company’s Form 8-K filed on May 4, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.
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

89bio, Inc.

Date: August 13, 2020	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer (principal executive officer)

Date: August 13, 2020	By:	/s/ Ryan Martins
Ryan Martins Chief Financial Officer
(principal financial and accounting officer)