Form 10-Q
period 2020-09-30
89bio, Inc.
filed 2020-11-13
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of November 6, 2020, the registrant had 19,878,852 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

89bio, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$141,551	$93,335
Restricted cash	25	25
Short-term investments	77,602	—
Prepaid and other current assets	3,360	1,966
Total current assets	222,538	95,326
Property and equipment, net	177	155
Other assets	713	72
Total assets	$223,428	$95,553
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,086	$989
Accrued expenses	5,338	4,620
Total current liabilities	9,424	5,609
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	20	14
Additional paid-in capital	324,501	163,526
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(110,514)	(73,596)
Total stockholders’ equity	214,004	89,944
Total liabilities and stockholders’ equity	$223,428	$95,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$11,208	$6,680	$27,429	$14,154
General and administrative	3,225	1,518	9,379	2,875
Total operating expenses	14,433	8,198	36,808	17,029
Loss from operations	14,433	8,198	36,808	17,029
Other expenses, net	146	10,470	87	21,022
Net loss before tax	14,579	18,668	36,895	38,051
Income tax expense	24	57	23	86
Net loss	$14,603	$18,725	$36,918	$38,137
Other comprehensive (income) loss:
Unrealized gain on available-for-sale securities	(7)	—	(7)	—
Foreign currency translation adjustments	10	—	10	—
Total other comprehensive loss	$3	$—	$3	$—
Comprehensive loss	$14,606	$18,725	$36,921	$38,137
Net loss per share, basic and diluted	$(0.86)	$(30.63)	$(2.49)	$(62.39)
Weighted-average shares used to compute net loss per share, basic and diluted	16,884,244	611,226	14,809,131	611,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2020

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2019	—	$—	13,788,982	$14	$163,526	$—	$(73,596)	$89,944
Issuance of common stock upon exercise of stock options	—	—	4,876	—	9	—	—	9
Share-based compensation	—	—	—	—	493	—	—	493
Net loss	—	—	—	—	—	—	(10,544)	(10,544)
Balance as of March 31, 2020	—	—	13,793,858	14	164,028	—	(84,140)	79,902
Issuance of common stock upon exercise of stock options	—	—	6,919	—	21	—	—	21
Issuance of common stock upon ESPP purchase	—	—	4,427	—	75	—	—	75
Issuance of common stock warrant in connection with term loan facility	—	—	—	—	634	—	—	634
Share-based compensation	—	—	—	—	910	—	—	910
Net loss	—	—	—	—	—	—	(11,771)	(11,771)
Balance as of June 30, 2020	—	—	13,805,204	14	165,668	—	(95,911)	69,771
Issuance of common stock upon public offerings, net of issuance costs of $1,208	—	—	6,072,040	6	157,674	—	—	157,680
Issuance of common stock upon exercise of stock options	—	—	1,608	—	5	—	—	5
Share-based compensation	—	—	—	—	1,154	—	—	1,154
Net loss	—	—	—	—	—	—	(14,603)	(14,603)
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)
Balance as of September 30, 2020	—	$—	19,878,852	$20	$324,501	$(3)	$(110,514)	$214,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2019

(Unaudited)

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of December 31, 2018	24,000,000	$23,073	611,226	$1	$118	$—	$(16,176)	$(16,057)
Share-based compensation	—	—	—	—	35	—	—	35
Net loss	—	—	—	—	—	—	(4,439)	(4,439)
Balance as of March 31, 2019	24,000,000	23,073	611,226	1	153	—	(20,615)	(20,461)
Issuance of convertible preferred stock, net of issuance cost of $0 and the partial settlement of the convertible preferred stock liability of $6,269	18,826,389	25,095	—	—	—	—	—	—
Share-based compensation	—	—	—	—	76	—	—	76
Net loss	—	—	—	—	—	—	(14,973)	(14,973)
Balance as of June 30, 2019	42,826,389	48,168	611,226	1	229	—	(35,588)	(35,358)
Issuance of convertible preferred stock, net of issuance costs of $0 and the partial settlement of the convertible preferred stock liability of $404	1,173,611	1,578	—	—	—	—	—	—
Share-based compensation	—	—	—	—	112	—	—	112
Net loss	—	—	—	—	—	—	(18,725)	(18,725)
Balance as of September 30, 2019	44,000,000	$49,746	611,226	$1	$341	$—	$(54,313)	$(53,971)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(36,918)	$(38,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47	12
Share-based compensation	2,557	223
Deferred tax assets	—	(69)
Revaluation of convertible preferred stock liability	—	21,018
Amortization of premium on available-for-sale securities	85	—
Amortization of debt issuance costs	154	—
Changes in operating assets and liabilities:
Prepaid and other current assets	(1,404)	(314)
Accounts payable	2,804	1,610
Accrued expenses	459	1,329
Net cash used in operating activities	(32,216)	(14,328)
Cash flows from investing activities:
Purchases of available-for-sale securities	(78,705)	—
Proceeds from maturities of available-for-sale securities	1,025	—
Purchases of property and equipment	(124)	(28)
Net cash used in investing activities	(77,804)	(28)
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offering, net of issuance costs	158,287	—
Proceeds from issuance of convertible preferred stock and convertible preferred stock liability, net of issuance cost	—	20,000
Proceeds from issuance of common stock upon stock option exercises	35	—
Proceeds from issuance of common stock upon ESPP purchase	75	—
Proceeds from issuance of common stock	—	11
Payment of debt issuance costs	(161)	—
Payment of deferred offering costs	—	(686)
Net cash provided by financing activities	158,236	19,325
Net increase in cash and cash equivalents, and restricted cash	48,216	4,969
Cash and cash equivalents, and restricted cash at beginning of period	93,360	11,257
Cash and cash equivalents, and restricted cash at end of period	$141,576	$16,226
Components of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$141,551	$16,188
Restricted cash	25	38
Total cash and cash equivalents, and restricted cash	$141,576	$16,226
Supplemental cash flow disclosures:
Issuance of common stock warrant in connection with term loan facility	$634	$—
Deferred offering costs included in accounts payable and accrued expenses	$607	$942
Cash paid for taxes	$135	$—

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. To date, the Company has not generated revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses for the foreseeable future until it completes development of its products and seeks regulatory approvals to market such products. The Company had cash, cash equivalents and short-term investments of $219.2 million as of September 30, 2020.

In July 2020, the Company completed an underwritten public offering of 3,047,040 shares of its common stock, including 397,440 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at the public offering price of $27.50. The Company raised a total of $83.8 million in gross proceeds from the offering, or approximately $78.2 million in net proceeds after deducting underwriting discounts and commissions of $5.0 million and offering costs of approximately $0.6 million.

In September 2020, the Company completed an underwritten public offering of 3,025,000 shares of its common stock, at a public offering price of $28.00 per share. The Company raised a total of $84.7 million in gross proceeds from the offering, or approximately $79.5 million in net proceeds after deducting underwriting discounts and commissions of $4.6 million and offering costs of approximately $0.6 million.

The Company expects that its cash, cash equivalents and short-term investments as of September 30, 2020, together with proceeds available from the Company’s term loan (see Note 6), will be sufficient to fund operating expenses and capital expenditure requirements for a period of at least one year from the date these unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”).

2. Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting.

The accompanying interim condensed consolidated financial statements are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2019 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and comprehensive loss, and cash flows. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 18, 2020.

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

Investments

Investments have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase. Generally, investments with original maturities beyond three months at the date of purchase are classified as short-term because it is management’s intent to use the investments to fund current operations or to make them available for current operations.

Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other expenses, net. The cost of investments sold is based on the specific-identification method. There were no realized gains or losses on investments for the periods presented. Interest on available-for-sale securities is included in other expenses, net and was not material for all periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds and commercial paper that are stated at fair value.

Convertible Preferred Stock Liability

The freestanding instruments related to the commitment by the Series A convertible preferred stockholders to purchase and by the Company to sell its Series A convertible preferred stock in subsequent closings, contingent upon the achievement of certain developmental milestones and approval by the board of directors, at a fixed price per stock, were considered a liability (or an asset), measured at fair value as the shares underlying the rights contained liquidation preferences upon certain “deemed liquidation events” that were not solely within the Company’s control and which were considered in-substance contingent redemption features. The instruments were subject to revaluation at each balance sheet date until settlement or extinguishment, with revaluations recognized as either a component of other expenses, net in the condensed consolidated statements of operations and comprehensive loss, or additional paid-in capital in the condensed consolidated balance sheets. Upon the completion of the Company’s IPO, the remaining shares of convertible preferred stock that were previously issuable under a subsequent closing were no longer issuable. Accordingly, the preferred stock liability was extinguished and because the transaction occurred between related parties, the resulting $25.6 million was accounted for as a capital contribution by the preferred stockholders.

Risk and Uncertainties

Due to the ongoing COVID-19 pandemic, the Company may experience disruptions that could negatively impact the Company’s growth, employee productivity and its ability to recruit and onboard new employees. The pandemic has disrupted and may continue to disrupt the Company’s business and delay its preclinical and clinical programs and timelines. The extent to which the COVID-19 pandemic may impact the Company’s future operating results and financial condition is uncertain.

Comprehensive Loss

The Company’s comprehensive loss is comprised of changes in unrealized gains (losses) on available-for-sale securities and foreign currency transaction adjustments.

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

3. Fair Value Measurements

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2020 (in thousands):

		September 30, 2020
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	Cost	Gains	Losses	Fair Value
Money market funds	Level 1	$32,445	$—	$—	$32,445
Commercial paper	Level 2	45,034	1	(1)	45,034
Agency bonds	Level 2	28,751	12	(3)	28,760
U.S. government bonds	Level 2	7,135	1	—	7,136
Corporate debt securities	Level 2	5,822	—	(3)	5,819
U.S. treasury bills	Level 2	2,150	—	—	2,150
Agency discount securities	Level 2	460	—	—	460
Municipal bonds	Level 2	177	—	—	177
Total cash equivalents and available-for-sale securities		$121,974	$14	$(7)	$121,981
Classified as:
Cash equivalents					$44,379
Short-term investments					77,602
Total cash equivalents and available-for-sale securities					$121,981

The following table summarizes the Company’s available-for-sale securities by contractual maturity as of September 30, 2020 (in thousands):

September 30, 2020
Within one year	$103,643
After one year through two years	18,338
Total cash equivalents and available-for-sale securities	$121,981

The Company did not hold any financial assets as of December 31, 2019.

The Company’s convertible preferred stock liability represented a Level 3 financial liability measured at fair value on a recurring basis prior to its extinguishment in the fourth quarter of 2019. Accordingly, there was no Level 3 financial liability outstanding during the nine months ended and as of September 30, 2020.

For the nine months ended September 30, 2019, changes in the fair value of the Company’s Level 3 financial liability were measured on a recurring basis as follows (in thousands):

Nine Months Ended
September 30, 2019
Beginning balance	$1,671
Revaluation of convertible preferred stock liability recorded in other expenses, net	21,018
Partial settlement of convertible preferred stock liability in subsequent closings	(6,673)
Ending balance	$16,016

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

Nine Months Ended
September 30, 2019
Stock price	$0.99 - 1.97
Exercise price	$1.00
Expected term (years)	0.00 - 2.25
Expected volatility	72.0%
Risk-free interest rate	0.0 - 2.4%

4. Consolidated Balance Sheet Components

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued research and development expense	$2,602	$2,326
Accrued employee and related expenses	1,679	1,396
Accrued professional and legal fees	769	573
Accrued other	288	325
Total accrued expenses	$5,338	$4,620

5. Commitments and Contingencies

Leases

Future minimum lease payments under the Company’s non-cancellable operating lease obligations as of September 30, 2020, are as follows (in thousands):

September 30, 2020
Remainder of 2020	$64
2021	232
2022	8
Total future minimum annual payments	$304

Rent expense was $61,000 and $48,000 for the three months ended September 30, 2020 and 2019, respectively. Rent expense was $208,000 and $108,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

During the three and nine months ended September 30, 2020 and 2019, there were no license payment expenses related to the Teva Agreements.

6. Term Loan

Loan and Security Agreement

On April 7, 2020, the Company and certain of its subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”) with the lenders referred to therein (the “Lenders”), and Silicon Valley Bank, as collateral agent. The Loan Agreement provides for (i) a secured term A loan facility (the “Term A Loan Facility”) of up to $10.0 million and (ii) a secured term B loan facility (the “Term B Loan Facility”) of up to $5.0 million that is available upon the Company satisfying certain milestones. The Term A Loan Facility matures on November 1, 2022, provided, that if the Term B Loan Facility is funded, the facilities instead mature on September 1, 2023. The loans will bear interest at the greater of (i) 4.50% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 1.25%. As of September 30, 2020, the Company had not drawn any amount under the Loan Agreement.

In connection with the execution of the Loan Agreement, the Company agreed to issue the Lenders warrants to purchase shares of the Company’s common stock. On April 7, 2020, the Company issued Silicon Valley Bank a warrant to purchase 25,000 shares of the Company’s common stock with a warrant exercise price of $22.06 per share that is immediately exercisable. The initial expiration date of April 7, 2030 was changed to June 30, 2025 in connection with the July 2020 offering. The Company determined the fair value of the warrant at the issuance date by using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.75%, no dividends, expected volatility of 92.30% and expected term of 10.0 years. Upon issuance, the fair value allocated to the warrant of $0.6 million was recorded as a debt issuance cost and classified within other assets and met the requirements for equity classification within additional paid-in capital on the consolidated condensed balance sheets. An additional warrant to purchase 8,333 shares of the Company’s common stock will be issued in connection with the Term B Loan Facility, if funded, with the exercise price determined on the Company’s stock price at the time of issuance.

Additionally, the Company incurred $0.2 million in closing costs that were recorded as debt issuance costs and classified within other assets on the consolidated condensed balance sheets.

The deferred assets related to the debt issuance cost and warrant are recognized as interest expense over the duration of the Loan Agreement and are recorded within other expenses, net on the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2020, the remaining unamortized debt issuance costs classified within other assets on the consolidated condensed balance sheet is $0.6 million.

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

The Company initially reserved 2,844,193 shares of common stock for issuance under the 2019 Plan. In addition, the number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2020, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the immediately preceding December 31, or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2020, there were 1,506,991 shares of common stock available for issuance as future option grants under the 2019 Plan.

Employee Stock Purchase Plan (ESPP)

In October 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective following the date of the IPO. The Company initially reserved 225,188 shares of common stock for purchase under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on the first day of January for a period of up to ten years, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or a lesser number of shares determined by the Company’s board of directors. Purchases will be accomplished through the participation of discrete offering periods and each offering is expected to be 6 months long. For each offering period, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock on (1) the first trading day of the applicable offering period or (2) the last trading day of the applicable offering period.

The first six month offering period under the ESPP commenced on January 1, 2020 and ended on June 30, 2020 and the second offering period commenced on July 1, 2020 and is expected to end on December 31, 2020. A total of 4,427 shares of common stock were purchased pursuant to the ESPP during the nine months ended September 30, 2020 for total proceeds of $75,000. As of September 30, 2020, there were 358,651 shares of common stock available for issuance under the ESPP.

The Company recorded share-based compensation for the periods indicated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$359	$34	$848	$54
General and administrative	795	78	1,709	169
Total share-based compensation	$1,154	$112	$2,557	$223

The fair value of option awards granted for the periods indicated was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended
September 30,
	2020	2019
Stock Options
Expected term (years)	4.00-6.11	5.88-6.11
Expected volatility	86.4-93.7%	61.8-72.5%
Risk-free interest rate	0.2-1.5%	1.6-2.6%
Expected dividend	—	—

The following table summarizes stock option activity for the nine months ended September 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2019	1,320,243	$3.34	9.23	$30,353
Granted	609,000	30.29
Exercised	(13,403)	2.68
Cancelled	(40,482)	2.87
Balance outstanding as of September 30, 2020	1,875,358	12.08	8.80	$28,652
Exercisable as of September 30, 2020	492,557	$2.24	8.32	$11,537

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

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Nine Months Ended
	September 30,
	2020	2019
Stock options to purchase common stock	1,260,943	1,251,885
Employee stock purchase plan	2,093	—
Convertible preferred stock, as converted	—	7,077,366
Total	1,263,036	8,329,251

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, BIO89-100, a specifically engineered glycoPEGylated analog of fibroblast growth factor 21 (“FGF21”), is currently being developed for the treatment of nonalcoholic steatohepatitis (“NASH”) and for the treatment of severe hypertriglyceridemia (“SHTG”). NASH is a severe form of nonalcoholic fatty liver disease (“NAFLD”), characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma and death. There are currently no approved products for the treatment of NASH. FGF21 is a clinically-validated mechanism that has been shown in humans to reduce steatosis, improve the histological features of NASH and address cardio-metabolic dysregulation. We believe BIO89-100 may be a differentiated FGF21 therapy based on its robust and durable biological effects and a favorable safety and tolerability profile, as well as its potential for every two week dosing. Combining these characteristics with the ability to address the key liver pathologies in NASH, as well as the underlying metabolic dysregulation in NASH patients, BIO89-100 has the potential to become a backbone of treatment in NASH. We successfully completed our proof of concept (“POC”) Phase 1b/2a clinical trial in patients with NASH or patients with NAFLD and a high risk of NASH with 81 patients. All dose groups in the trial demonstrated statistically significant reductions in liver fat at week 13, with relative reduction of up to 60% versus baseline, and up to 70% versus placebo, as measured by magnetic resonance imaging—proton density fat factor (“MRI-PDFF”). Results were consistent across the sub-populations of biopsy-confirmed NASH and phenotypic NASH (“PNASH”) patients enrolled in the trial. Baseline characteristics were similar across these sub-populations as were the reductions in liver fat. Specifically, a total of 23 patients (11 biopsy-confirmed NASH and 12 PNASH) were enrolled across the 18mg once weekly and the 18mg once every two weeks dose cohorts and received a MRI-PDFF at week 13. The reductions in absolute percentage of liver fat from baseline at week 13 were comparable across these sub-populations at 8.5% and 8.3% for biopsy-confirmed NASH and PNASH patients, respectively. The percentage of responders on MRI-PDFF and BIO89-100’s effect on reducing ALT and triglycerides were also similar across these sub-populations. BIO89-100 had a favorable safety and tolerability profile in this trial.

We plan to initiate a Phase 2b trial as part of a potential Phase 2b/3 study in NASH patients in the first half of 2021. We plan to initiate, in parallel with the Phase 2b trial, a new paired-biopsy histology cohort as part of the Phase 1b/2a trial. We believe the new cohort will provide an early opportunity to demonstrate BIO89-100’s benefits on histology endpoints and is planned to start in the near term with results expected by the end of 2021. This new cohort will enroll approximately 20 patients with biopsy-confirmed NASH that will be treated for 20 weeks with 27mg of BIO89-100 once weekly.

We are also developing BIO89-100 for the treatment of SHTG, a condition identified by severely elevated levels of triglycerides (greater than or equal to 500 mg/dL), which is associated with an increased risk of NASH, cardiovascular events and acute pancreatitis. We initiated our Phase 2 trial in SHTG patients in the third quarter of 2020 and expect to report topline data in the second half of 2021. The Phase 2 trial in SHTG patients is evaluating the ability of BIO89-100 to reduce fasting plasma triglyceride levels compared to baseline levels. We also expect to initiate registrational trials in SHTG in 2022, pending positive data from our Phase 2 trial and discussions with regulatory authorities. We have adequate clinical supplies for our ongoing studies and we intend to have adequate clinical supplies for our planned studies.

Based on U.S. Food and Drug Administration (“FDA”) guidance for the development of SHTG treatments, as well as the regulatory path followed by other companies that have successfully developed SHTG therapies, we believe that a combination of smaller clinical trials and shorter development timelines could mean that SHTG potentially represents a quicker path to market for BIO89-100. We believe BIO89-100 has the potential to address multiple drivers underlying metabolic dysregulation, which would make it an ideal candidate for selected liver and cardio-metabolic diseases.

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

On July 10, 2020, we completed an underwritten public offering of 3,047,040 shares of our common stock, including 397,440 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price of $27.50 per share. We raised a total of $83.8 million in gross proceeds from the offering, or approximately $78.2 million in net proceeds after deducting underwriters’ discounts and commissions of $5.0 million and offering costs of approximately $0.6 million.

On September 21, 2020, we completed an underwritten public offering of 3,025,000 shares of our common stock, at a public offering price of $28.00 per share. We raised a total of $84.7 million in gross proceeds from the offering, or approximately $79.5 million in net proceeds after deducting underwriting discounts and commissions of $4.6 million and offering costs of approximately $0.6 million.

As of September 30, 2020, our cash, cash equivalents and short-term investments totaled $219.2 million. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments together with the proceeds available under our term loan facility will be sufficient to meet our anticipated cash requirements through the second quarter of 2023.

We have incurred net losses since our inception. Our net losses for the three months ended September 30, 2020 and 2019 were $14.6 million and $18.7 million, respectively. Our net losses for the nine months ended September 30, 2020 and 2019 were $36.9 million and $38.1 million, respectively. As of September 30, 2020, we had an accumulated deficit of $110.5 million. We expect to continue to incur significant expenses and increasing operating losses as we advance BIO89-100 and any future product candidates through clinical trials, seek regulatory approval for BIO89-100 and any future product candidates, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, protect our intellectual property, prepare for and, if approved, proceed to commercialization of BIO89-100 and any future product candidates, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Impact of COVID-19 Pandemic

The ongoing COVID-19 pandemic has resulted and may continue to result in significant disruptions to our clinical trials, including adverse effects on our development timelines, or other business operations. We initiated our Phase 2 trial in SHTG patients in the third quarter of 2020, which could be impacted by delays as a result of COVID-19. We plan to initiate a Phase 2b trial as part of a potential Phase 2b/3 study in NASH patients in the first half of 2021, as well as a new paired-biopsy histology cohort as part of the Phase 1b/2a trial, subject to the external environment with respect to COVID-19 remaining conducive to executing the trial safely and effectively. We do not yet know the full extent of other potential delays, which could prevent or delay us from obtaining approval for BIO89-100. For more information regarding risks related to the ongoing COVID-19 pandemic, please see the risk factor entitled “The ongoing COVID-19 pandemic may result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business.” in Part II. Item 1A of this Quarterly Report on Form 10-Q. To the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q.

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

Results of Operations

Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended
	September 30,
	2020	2019	Change
Operating expenses:
Research and development	$11,208	$6,680	$4,528
General and administrative	3,225	1,518	1,707
Total operating expenses	14,433	8,198	6,235
Loss from operations	14,433	8,198	6,235
Other expenses, net	146	10,470	(10,324)
Income tax expense	24	57	(33)
Net loss	$14,603	$18,725	$(4,122)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods indicated (in thousands):

	Three Months Ended
	September 30,
	2020	2019	Change
Clinical development	$2,882	$1,254	$1,628
Contract manufacturing	6,040	3,931	2,109
Preclinical costs	217	297	(80)
Personnel-related expenses	1,841	845	996
Other expenses	228	353	(125)
Total research and development expenses	$11,208	$6,680	$4,528

Research and development expenses increased by $4.5 million, or 68%, to $11.2 million for the three months ended September 30, 2020 from $6.7 million for the three months ended September 30, 2019. The increase was primarily due to an increase of $2.1 million in contract manufacturing costs as a result of the manufacture of additional supplies for our ongoing clinical trials, an increase of $1.6 million in clinical development costs as a result of our ongoing Phase 1b/2a study in NASH and the initiation of our Phase 2 trial in SHTG patients in the third quarter of 2020 and an increase of $1.0 million in personnel-related costs, including share-based compensation, due to increased headcount. The increase was partially offset by a decrease of $0.2 million in preclinical costs and other expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million, or 112%, to $3.2 million for the three months ended September 30, 2020 from $1.5 million for the three months ended September 30, 2019. The increase was primarily due to an increase of $1.2 million in personnel-related costs, including share-based compensation, driven by an increase in headcount, an increase of $0.4 million in insurance related costs and an increase of $0.2 million in professional services including legal and accounting consulting service fees. The increase was partially offset by a decrease of $0.1 million in travel related expenses.

Other Expenses, Net

Other expenses, net decreased by $10.3 million to $0.2 million for the three months ended September 30, 2020 from $10.5 million for the three months ended September 30, 2019. The decrease was primarily due to the revaluation of our convertible preferred stock liability in the third quarter of 2019.

Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2020	2019	Change
Operating expenses:
Research and development	$27,429	$14,154	$13,275
General and administrative	9,379	2,875	6,504
Total operating expenses	36,808	17,029	19,779
Loss from operations	36,808	17,029	19,779
Other expenses, net	87	21,022	(20,935)
Income tax expense	23	86	(63)
Net loss	$36,918	$38,137	$(1,219)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2020	2019	Change
Clinical development	$10,629	$3,705	6,924
Contract manufacturing	9,752	6,610	3,142
Preclinical costs	1,533	715	818
Personnel-related expenses	4,775	2,385	2,390
Other expenses	740	739	1
Total research and development expenses	$27,429	$14,154	$13,275

Research and development expenses increased by $13.2 million, or 94%, to $27.4 million for the nine months ended September 30, 2020 from $14.2 million for the nine months ended September 30, 2019. The increase was primarily due to an increase of $6.9 million in clinical development costs as a result of our ongoing Phase 1b/2a study in NASH and the initiation of our Phase 2 trial in SHTG patients in the third quarter of 2020, an increase of $3.1 million in contract manufacturing costs as a result of the manufacture of additional supplies for our ongoing clinical trials, an increase of $2.4 million in personnel-related costs, including share-based compensation, due to increased headcount and an increase of $0.8 million in preclinical costs as we ramped up our operations.

General and Administrative Expenses

General and administrative expenses increased by $6.5 million, or 226%, to $9.4 million for the nine months ended September 30, 2020 from $2.9 million for the nine months ended September 30, 2019. The increase was primarily due to an increase of $3.1 million in personnel-related costs, including share-based compensation, driven by an increase in headcount, an increase of $2.1 million in professional services including legal and accounting consulting service fees and an increase of $1.3 million in insurance related costs. The increase was partially offset by a decrease of $0.1 million in travel related expenses.

Other Expenses, Net

Other expenses, net decreased by $20.9 million to $0.1 million for the nine months ended September 30, 2020 from $21.0 million for the nine months ended September 30, 2019. The decrease was primarily due to the revaluation of our convertible preferred stock liability in the nine months ended September 30, 2019.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of September 30, 2020, we had available cash and cash equivalents and short-term investments of $219.2 million and an accumulated deficit of $110.5 million. Prior to our IPO, we funded our operations from the issuance and sale of capital stock. In connection with our IPO, we issued and sold an aggregate of 6,100,390 shares of common stock at a price of $16.00 per share. We received proceeds of $87.7 million, net of underwriting discounts and commissions and estimated offering costs.

On April 7, 2020, we entered into a secured term loan facility with an aggregate committed principal amount of up to $15.0 million. As of September 30, 2020, we had not drawn any amount under the term loan facility.

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

On September 21, 2020, we completed an underwritten public offering of 3,025,000 shares of our common stock, at a public offering price of $28.00 per share. Upon completion of the offering, we received gross proceeds of $84.7 million, before deducting underwriting discounts and commissions and offering expenses.

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

Based on our research and development plans, we expect that our existing cash, cash equivalents and short-term investments together with the proceeds available under our term loan facility, will be sufficient to fund our operations through the second quarter of 2023. However, our operating plans and other demands on our cash resources may change as a result of many factors, and we may seek additional funds sooner than planned. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash used in operating activities	$(32,216)	$(14,328)
Net cash used in investing activities	(77,804)	(28)
Net cash provided by financing activities	158,236	19,325
Net increase in cash and cash equivalents, and restricted cash	$48,216	$4,969

Net Cash Used in Operating Activities

During the nine months ended September 30, 2020, net cash used in operating activities was $32.2 million, which consisted of a net loss of $36.9 million, partially offset by non-cash charges of $2.8 million and a net change of $1.9 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of $2.6 million in share-based compensation and $0.2 million in amortization of debt issuance costs. The change in our operating assets and liabilities was primarily due to a $3.3 million increase in accounts payable and accrued expenses as we grew our operations, offset in part by a $1.4 million increase in prepaid and other current assets due to the timing of payments.

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

Net Cash Used in Investing Activities

During the nine months ended September 30, 2020, net cash used in investing activities was $77.8 million, which consisted of $78.7 million in purchases of available-for-sale securities and $0.1 million of purchases of property and equipment, offset in part by $1.0 million of proceeds from maturities of available-for-sale securities.

During the nine months ended September 30, 2019, net cash used in investing activities consisted of purchases of fixed assets.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2020 net cash used in financing activities was $158.2 million, which consisted of $158.3 million net proceeds from the issuance of common stock from our public offerings and $0.1 million proceeds from the issuance of common stock upon exercise of stock options and ESPP purchases, offset in part by a $0.2 million of payment of debt issuance costs.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that solely as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2020 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In 2019, we implemented plans to remedy these material weaknesses and as of September 30, 2020 our remediation efforts were ongoing. While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, remediation of the material weaknesses will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles resulting in the reporting of these material weaknesses as of September 30, 2020. We have implemented and are in the process of implementing additional measures and risk assessment procedures designed to improve our disclosure controls and procedures and internal control over financial reporting to address the underlying causes of these material weaknesses, including the implementation of appropriate segregation of duties, formalization of accounting policies and controls, and implementation of accounting systems to automate manual processes. In 2019, we also hired our Chief Financial Officer, principal accounting officer and additional qualified accounting and finance personnel, formalized our hiring practices and engaged financial consultants to enable the implementation of internal controls over financial reporting. In April 2020, we added a financial expert to the audit committee of the board of directors and in June 2020, we appointed a new board member, who also serves as audit committee chair.

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

Changes in Internal Control over Financial Reporting

Other than the changes intended to remediate the material weaknesses noted above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

Investing in our common stock involves significant risks. You should carefully consider the risks described below before making a decision to invest in our common stock. If we are unable to successfully address these risks and challenges, our business, financial condition, results of operations, or prospects could be materially adversely affected. In such case, the trading price of our common stock would likely decline, and you may lose all or part of your investment. Below is a summary of some of the risks we face.

•

We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale. We have incurred net losses since our inception, we expect to incur significant and increasing operating losses and we may never be profitable. Our stock is a highly speculative investment.

•	We currently have no source of product revenue and may never become profitable.
•

The ongoing COVID-19 pandemic has and may in the future result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business.

•	Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.
•

Our Loan and Security Agreement with Silicon Valley Bank contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay any outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation. The occurrence of any of these events could cause a significant adverse impact on our business, prospects and share price.

•

We will require substantial additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of BIO89-100 or develop new product candidates.

•

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

•

Clinical drug development involves a lengthy and expensive process with uncertain timelines and uncertain outcomes, and the results of prior preclinical or clinical trials are not necessarily predictive of our future results. Our clinical trials may fail to adequately demonstrate the safety and efficacy of BIO89-100 or any future product candidates.

•	If we experience delays in clinical testing, our commercial prospects will be adversely affected, our costs may increase and our business may be harmed.
•	If we encounter difficulties in enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

•

We are developing BIO89-100 for the treatment of NASH, an indication for which there are no approved products. This makes it difficult to predict the timing and costs of the clinical development of BIO89-100 for the treatment of NASH.

•

BIO89-100 and any future product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

•	We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than us.
•

Lack of efficacy, adverse events or undesirable side effects may emerge in clinical trials conducted by third parties developing FGF product candidates, which could adversely affect our stock price, our ability to attract additional capital and our development program.

•

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

•

We rely on third parties to conduct our clinical trials and some aspects of our research and preclinical testing, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

•	Our success depends upon our ability to obtain and maintain intellectual property protection for our products and technologies.
•

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

We are not profitable and have incurred net losses since our inception. As of September 30, 2020, we had an accumulated deficit of $110.5 million. Consequently, predictions about our future success or viability may not be as accurate as they would be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. We have spent, and expect to continue to spend, significant resources to fund research and development of, and seek regulatory approvals for, BIO89-100 and any future product candidates. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing and clinical trial activities increase. As a result, our accumulated deficit will also increase significantly. We may encounter unforeseen expenses, difficulties, complications, delays, including delays resulting from the ongoing COVID-19 pandemic, and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. The net losses we incur may fluctuate significantly from quarter-to-quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Even if we eventually generate product revenue, we may never be profitable and, if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

The ongoing COVID-19 pandemic has and may in the future result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business.

Our business and its operations, including but not limited to our research and development activities, could be adversely affected by health epidemics in regions where we have business operations, and such health epidemics could cause significant disruption in the operations of third parties upon whom we rely. In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread throughout the world, including to the United States and has been declared a pandemic by the World Health Organization. In response to public health directives and orders related to COVID-19 and based on guidance from public health officials, we have been and continue to implement work-from-home policies for our employees on an office-by-office basis. We currently have work-from-home policies in place for our employees in California and have reopened our offices in Israel. The effects of executive and similar government orders, shelter-in-place orders and our work-from-home policies may negatively impact our growth, including our ability to recruit and onboard new employees, and productivity, disrupt our business and delay our preclinical and clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, have impacted and may continue to impact personnel at third-party manufacturing facilities in the United States, Europe and other countries, or the availability or cost of materials we use or require to conduct our business, including product development, which would disrupt our supply chain. Furthermore, some of our manufacturers and suppliers are in Europe and may be impacted by port closures and other restrictions resulting from the COVID-19 pandemic, which may disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products. In particular, Northway Biotechpharma (“BTPH”), our sole source supplier for BIO89-100, has missed certain project deadlines for our manufacturing scale-up due to quarantine orders and has forecasted other delays due to COVID-19-related impacts on their suppliers; however, we do not expect delays to the overall timeline for the delivery of clinical supplies.

In addition, our clinical trials have been and may continue to be affected by the COVID-19 pandemic. For example, while we initiated the Phase 2 trial of BIO89-100 for the treatment of SHTG in September 2020, and expect to report topline data in the second half of 2021, our successful completion of the trial will depend on the external environment with respect to COVID-19 remaining conducive to executing the trial safely and effectively. Similarly, while we expect to initiate a Phase 2b trial of BIO89-100 as part of a potential Phase 2b/3 trail in NASH patients in the first half of 2021, as well as a new paired-biopsy histology cohort as part of the Phase 1b/2a trial, we may be delayed in the initiation of such trials due to COVID-19 or the related government restrictions.

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

As a clinical-stage biopharmaceutical company, our operations have consumed significant amounts of cash since our inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we conduct clinical trials of BIO89-100 and seek regulatory approvals for BIO89-100.

We believe that our existing cash, cash equivalents and short-term investments, including the net proceeds from our IPO, the net proceeds from our underwritten public offering of common stock in July 2020 and the net proceeds from our underwritten public offering of common stock in September 2020, together with the proceeds available from our line of credit pursuant to our Loan Agreement (as defined below), will fund our projected operating requirements into the second quarter of 2023. Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including:

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

As of September 30, 2020, we had no revenue, an accumulated deficit of $110.5 million and cash, cash equivalents and short-term investments of $219.2 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments, including the net proceeds from our IPO, the net proceeds from our underwritten public offering of common stock in July 2020 and the net proceeds from our underwritten public offering of common stock in September 2020, together with the proceeds available from our line of credit pursuant to our Loan Agreement, will be sufficient to meet our anticipated cash requirements into the second quarter of 2023. However, to date, we have not generated revenues from our activities and have incurred substantial operating losses. We expect that we will continue to generate substantial operating losses for the foreseeable future until we complete development of BIO89-100 or our other product candidates and seek regulatory approvals to market such product candidates. We plan to continue to fund our operations primarily through utilization of our current financial resources and additional raises of capital. We may raise funds from our current investors as well as potential outside investors. We expect to finance future cash needs through public or private equity or debt offerings, the Loan Agreement or product collaborations. However, there is no assurance that such funding will be available to us or that it will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

•	the results of later stage clinical trials may not be as favorable as the results we have observed to date in our preclinical studies, Phase 1a clinical trial and Phase 1b/2a clinical trial;
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

BIO89-100 and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and comparable foreign regulatory authorities before obtaining marketing approval from these regulatory authorities. The drug development and approval process is lengthy and expensive, and approval is never certain. Investigational new drugs, such as BIO89-100, may not prove to be safe and effective in clinical trials. We have no direct experience as a company in conducting later stage clinical trials required to obtain regulatory approval. We may be unable to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, if at all. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Because we have limited experience as a company designing clinical trials, we may be unable to design and execute a clinical trial to support regulatory approval. Even if a current clinical trial is successful, it may be insufficient to demonstrate that BIO89-100 is safe or effective for registration purposes.

There is a high failure rate for drugs and biologic products proceeding through clinical trials. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of BIO89-100 or any future product candidate may not be predictive of the results of later-stage clinical studies or trials and the results of studies or trials in one set of patients or line of treatment may not be predictive of those obtained in another. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in preclinical studies and earlier stage clinical trials. In addition, data obtained from preclinical and clinical activities is subject to varying interpretations, which may delay, limit or prevent regulatory approval. It is impossible to predict when or if BIO89-100 or any future product candidate will prove effective or safe in humans or will receive regulatory approval. Owing in part to the complexity of biological pathways, BIO89-100 or any future product candidate may not demonstrate in patients the biochemical and pharmacological properties we anticipate based on laboratory studies or earlier stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. The number of patients exposed to product candidates and the average exposure time in the clinical development programs may be inadequate to detect rare adverse events or findings that may only be detected once a product candidate is administered to more patients and for greater periods of time. To date, our Phase 1a and Phase 1b/2a clinical trials have involved small patient populations and, because of the small sample size in such trials, the results of these clinical trials may be subject to substantial variability and may not be indicative of either future interim results or final results in future trials of patients with liver or cardio-metabolic diseases. If we are unable to successfully demonstrate the safety and efficacy of BIO89-100 or other future product candidates and receive the necessary regulatory approvals, our business will be materially harmed.

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

Many factors affect patient enrollment, including:

•	the size and nature of the patient population, which may be limited due to diagnostic requirements and enrollment prerequisites;
•	the number and location of clinical sites;
•	competition with other companies for clinical sites or patients;
•	the availability and amount of any patient stipend;
•	the eligibility and exclusion criteria for the trial, including any potential requirement for a biopsy;
•	the design of the clinical trial;
•	inability to obtain and maintain patient consents;
•	regulatory requirements, if any;
•	significant adverse events or other side effects observed, if any;
•	risk that enrolled participants will drop out before completion; and
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

We are developing BIO89-100 for the treatment of NASH, an indication for which there are no approved products. This makes it difficult to predict the timing and costs of the clinical development of BIO89-100 for the treatment of NASH.

Our current research and development efforts are focused on developing BIO89-100 for the treatment of NASH, an indication for which there are no approved products. The regulatory approval process for novel product candidates such as BIO89-100 can be more expensive and take longer than for other, better known or extensively studied product candidates. As other companies are in later stages of clinical trials for their potential NASH therapies, we expect that the path for regulatory approval for NASH therapies may continue to evolve in the near term as these other companies refine their regulatory approval strategies and interact with regulatory authorities. Such evolution may impact our future clinical trial designs, including trial size and endpoints, in ways that we cannot predict today. Certain of our competitors have recently experienced regulatory setbacks for NASH therapies following communications from the FDA. We currently do not know the impact, if any, that these setbacks could have on the path for regulatory approval for NASH therapies generally or for BIO89-100. Our anticipated development costs would likely increase if development of BIO89-100 or any future product candidate is delayed because we are required by the FDA to perform studies or trials in addition to, or different from, those that we currently anticipate. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs.

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

As with other drugs, we have seen evidence of adverse effects in animal and human studies and it is possible that other adverse effects will become apparent in ongoing or future animal or human safety studies. As with any animal or human safety finding, to the extent that these adverse effects are determined to be clinically relevant, they could have a negative impact on our clinical program.

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

We are in the early stages of building the full management team and employee base that we anticipate we will need to complete the development BIO89-100 and other future product candidates. As of September 30, 2020, we had 25 employees, some of whom are based in the United States and some of whom are based in Israel. As we advance our preclinical and clinical development programs for product candidates, seek regulatory approval in the United States and elsewhere and increase the number of ongoing product development programs, we anticipate that we will need to increase our product development, scientific and administrative headcount. We will also need to establish commercial capabilities in order to commercialize any product candidates that may be approved. Such an evolution may impact our strategic focus and our deployment and allocation of resources. Our management, personnel and systems may experience difficulty in adjusting to our growth and strategic focus.

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

We plan to develop a new drug product formulation for BIO89-100 and we may be unsuccessful. Any changes in methods of product candidate manufacturing or formulation may result in the need to perform new clinical trials or obtain new drug product, which would require additional costs and cause delay.

We plan to develop a new drug product formulation of BIO89-100 for late stage clinical trials and commercialization. Our current drug product is stored as a frozen liquid and is therefore not well-suited to larger clinical trials or commercialization. We have engaged a formulation development company to explore both a new refrigerated liquid formulation and a freeze-dried, or lyophilized, formulation. We have commenced development of a pre-filled syringe for the new drug product formulation and we also plan to begin development of a pen-type autoinjector. There is no assurance that we will be successful in developing a new drug product formulation, a pre-filled syringe or an autoinjector on a timely basis or at all, which could impede our development and commercialization strategy for BIO89-100. The FDA or other comparable foreign regulatory authorities could require nonclinical studies or clinical trials to support introduction of any new formulation, pre-filled syringe and autoinjector, which could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase our clinical trial costs, delay approval of BIO89-100 and jeopardize our ability to commence product sales and generate revenue from BIO89-100, if approved. The FDA or other comparable foreign regulatory authorities may in the future require us to use a drug product formulation that is different than the formulation being used, which would render our current supply unusable, require additional costs and cause delay.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of our common stock. Holders of an aggregate of 6,802,366 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have filed a registration statement registering under the Securities Act the shares of our common stock reserved for issuance under our 2019 Equity Incentive Plan, including shares issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Further, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt or equity securities. If we issue common stock or securities convertible into our common stock, our common stockholders would experience additional dilution and, as a result, the price of our common stock may decline.

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

As of September 30, 2020, our executive officers, directors and other holders of 5% or more of our common stock beneficially owned a majority of our outstanding common stock. As a result, our executive officers, directors and other holders of 5% or more of our common stock, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, executive officers and other holders of 5% or more of our common stock, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company and could affect the market price of our common stock.

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

4.3	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with SEC as Exhibit 4.1 to the Company’s Form 8-K filed on April 13, 2020).

10.1*+	Non-Employee Director Compensation Policy.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.
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

89bio, Inc.

Date: November 12, 2020	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer (principal executive officer)

Date: November 12, 2020	By:	/s/ Ryan Martins
Ryan Martins Chief Financial Officer
(principal financial and accounting officer)