Form 10-K
period 2020-12-31
89bio, Inc.
filed 2021-03-25
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $72,707,052, based on the closing price on The Nasdaq Global Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2021, there were 19,946,426 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2021 Annual Meeting of Stockholders, to be held on or about June 2, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth in “Risk Factors,” and the following risks, uncertainties and factors:

•	our plans to develop and commercialize BIO89-100 or any future product candidates;
•	our ongoing and planned clinical trials;
•	the timing of and our ability to obtain regulatory approvals for BIO89-100 or any future product candidates;
•	the effect of the ongoing COVID-19 pandemic on our business;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to identify additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;
•	the rate and degree of market acceptance and clinical utility of BIO89-100 or any future product candidates, if approved;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	significant competition in our industry;
•	our intellectual property position;
•	loss of key members of management;
•	failure to successfully execute our growth strategy, including any delays in our planned future growth; and
•	our failure to maintain effective internal controls.

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

Item 1. Business.

Overview

89bio is a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, BIO89-100, a specifically engineered glycoPEGylated analog of fibroblast growth factor 21 (“FGF21”), is currently being developed for the treatment of nonalcoholic steatohepatitis (“NASH”) and for the treatment of severe hypertriglyceridemia (“SHTG”). NASH is a severe form of nonalcoholic fatty liver disease (“NAFLD”), characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma (“HCC”) and death. There are currently no approved products for the treatment of NASH. In September 2020, we announced positive topline data from the Phase 1b/2a trial of BIO89-100 in NASH. We plan to initiate a Phase 2b trial in NASH patients in the first half of 2021. In December 2020, we initiated a paired-biopsy open-label cohort as part of the Phase 1b/2a trial in NASH patients assessing histology endpoints with topline data anticipated by the end of 2021. SHTG is a condition identified by severely elevated levels of triglycerides (greater than or equal to 500 mg/dL), which is associated with an increased risk of NASH, cardiovascular events and acute pancreatitis. We initiated our Phase 2 trial (ENTRIGUE) in SHTG patients in the third quarter of 2020 and expect to report topline data in the second half of 2021.

FGF21 is a metabolic hormone that regulates energy expenditure and glucose and lipid metabolism. FGF21 analogs represent a promising class of drugs to treat NASH, because they not only address the liver manifestations, but also have an effect on the multiple co-morbidities that worsen NASH. FGF21 is a clinically-validated mechanism that has been shown in humans to reduce steatosis, improve the histological features of NASH and address cardio-metabolic dysregulation. It is thought to exert effects on liver fibrosis by improving metabolic regulation, which reduces ongoing liver injury thus giving the liver time to heal. FGF21 also generates an on-target effect to increase adiponectin, a hormone released from adipose tissue that, among other functions, can suppress development and progression of hepatic fibrosis. However, FGF21 in its native form suffers from a short half-life and a tendency to aggregate in solution, both of which impact its suitability as a viable drug. To address these challenges, we have specifically engineered BIO89-100 to extend the half-life of the molecule while maintaining potency and thereby the clinical benefits of FGF21.

BIO89-100 may be a differentiated FGF21 therapy based on its robust and durable biological effects, a favorable tolerability profile and its potential for every two-week dosing. Combining these characteristics with the ability to address the key liver pathologies in NASH, as well as the underlying metabolic dysregulation in NASH patients, BIO89-100 has the potential to become a backbone of treatment in NASH. BIO89-100 also has a long half-life which allows convenient weekly or every-two-week dosing that will support adoption and compliance amongst patients living with this chronic, progressive and generally asymptomatic liver disease. It is currently the only FGF21 analog being tested for every-two-week dosing. BIO89-100 is also being developed as a liquid formulation, which will be convenient for patients to administer.

BIO89-100 has been evaluated in multiple animal studies of NASH, diabetes and obesity, including studies in mice and non-human primates and has completed a Phase 1a first-in-human single ascending dose (“SAD”) clinical trial in 58 healthy volunteers. In these preclinical studies and in the SAD trial, consistent beneficial effects across a range of relevant endpoints were observed. In the SAD trial, BIO89-100 demonstrated a favorable tolerability profile and a half-life of 55 to 100 hours. At doses of 9.1 mg and higher, significant improvements in key lipid parameters were observed at Day 8 and Day 15 after dosing on Day 1. BIO89-100 was well tolerated across the dose range in this trial. There were no deaths, serious adverse events or discontinuations due to adverse events. The most commonly observed treatment-related adverse events, occurring in at least two subjects in the pooled BIO89-100 group, were injection site reactions and headache, all of which were reported as mild. In April 2020, we announced data from a preclinical study with BIO89-100 demonstrating low nanomolar potency against FGF receptors 1c, 2c and 3c similar to recombinant human FGF21 (“rhFGF21”).

In September 2020, we announced positive topline data from a Phase 1b/2a study in NASH patients, which has informed the advancement of our clinical strategy in NASH. This 13-week phase 1b/2a multicenter, randomized, double-blind, placebo-controlled, multiple ascending dose-ranging trial enrolled a total of 81 patients with biopsy-confirmed NASH and phenotypic NASH (“PNASH”). All dose groups in the trial demonstrated statistically significant reductions in liver fat at week 13, with relative reduction of up to 60% versus baseline, and up to 70% versus placebo, as measured by magnetic resonance imaging—proton density fat factor (“MRI-PDFF”). A majority of patients achieved a ≥ 30% (up to 88%) or a ≥ 50% (up to 71%) reduction in liver fat from baseline. ALT, a liver enzyme, was significantly reduced (up to 44%) in these patients and key lipid markers like triglycerides, LDL, and non-HDL were also significantly improved. Baseline characteristics were similar across the sub-populations of biopsy-confirmed NASH and PNASH patients enrolled in the trial and results were also consistent across the two sub-groups. In this study, BIO89-100 presented a favorable safety and tolerability profile with rates of gastrointestinal side effects such as nausea, diarrhea and vomiting similar to placebo. No adverse effects on blood pressure or heart rate were observed and no hypersensitivity adverse events were reported. In March 2021, we presented a new analysis of data from this study that showed that BIO89-100 treatment resulted in significant reductions in liver volume of up to 15% and liver fat volume of up to 65% in treated patients at 13 weeks compared to baseline, as measured by MRI-PDFF.

In December 2020, we initiated a paired-biopsy, open-label cohort as part of the Phase 1b/2a trial assessing histology endpoints, with data anticipated by the end of 2021. This cohort is expected to enroll approximately 20 patients with biopsy-confirmed NASH who will be treated for 20 weeks with 27 mg of BIO89-100 once weekly. The cohort will build on the recent data from 89bio’s Phase 1b/2a trial and will provide an early opportunity to demonstrate BIO89-100’s benefits on histology endpoints.

Given the potential of FGF21 to meaningfully reduce triglycerides and provide other metabolic benefits, and the established regulatory path for approval, we are developing BIO89-100 for the treatment of SHTG. We initiated our Phase 2 trial (ENTRIGUE) in SHTG patients in the third quarter of 2020 and expect to enroll approximately 90 patients, who could be on stable background medications. ENTRIGUE is a Phase 2 multi-center, randomized, double-blind, placebo-controlled study designed to evaluate safety, efficacy and tolerability in patients who will receive BIO89-100 administered weekly (9 mg, 18 mg or 27 mg) or every two weeks (36 mg) or placebo. The primary endpoint is the reduction in fasting triglycerides from baseline. Key secondary endpoints include other lipid and metabolic markers and change in liver fat measured by MRI-PDFF. Topline data from ENTRIGUE are expected in the second half of 2021. We have recently expanded ENTRIGUE with an additional cohort of patients on fibrates to assess the benefit of 27 mg weekly BIO89-100 when added to background fibrates. In this cohort, a total of 36 patients will be randomized to either receive BIO89-100 or placebo. The primary endpoint and key secondary endpoint are the same as in ENTRIGUE. We also expect to initiate registrational trials in SHTG in 2022, pending positive data from ENTRIGUE.

Impact of COVID-19 Pandemic

The ongoing COVID-19 pandemic has disrupted and may continue to disrupt our business and delay our preclinical and clinical programs and timelines. The extent to which the COVID-19 pandemic may impact our future operating results and financial condition is uncertain. We initiated our Phase 2 trial (ENTRIGUE) in SHTG patients in the third quarter of 2020 as well as a new paired-biopsy open-label histology cohort as part of the Phase 1b/2a trial in the fourth quarter of 2020. The COVID-19 surge observed late in the fourth quarter of 2020 and the first quarter of 2021 has impacted enrollment in these studies. We plan to initiate a Phase 2b trial in NASH patients in the first half of 2021. We do not yet know the full extent of potential delays, which could prevent or delay us from obtaining approval for BIO89-100. For more information regarding risks related to the ongoing COVID-19 pandemic, please see the risk factor entitled “The ongoing COVID-19 pandemic has resulted and may in the future result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business,” in Part I. Item 1A of this Annual Report on Form 10-K. To the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth under “Risk Factors” in this Annual Report on Form 10-K.

Strategy

Our goal is to become a leading biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. The key components of our strategy are to:

•

Rapidly advance BIO89-100 through clinical development for the treatment of NASH. We believe BIO89-100 may be a differentiated FGF21 therapy based on its robust and durable biological effects, a favorable tolerability profile and its potential for every two-week dosing. Following positive results in September 2020 from our Phase 1b/2a trial in NASH patients we plan to initiate a Phase 2b trial in NASH patients with F2 and F3 fibrosis in the first half of 2021. Additionally, we recently initiated a paired-biopsy, open-label histology cohort in NASH patients and are also evaluating the opportunity to test BIO89-100 in NASH patients with cirrhosis while we analyze and await data in cirrhotic patients from other FGF21 analogs.

•

Pursue SHTG as a second indication with BIO89-100 given its unique profile and its potential for a quicker path to market. While we are focused on becoming a leader in the treatment of NASH, BIO89-100’s mechanism of action supports its potential to become the treatment leader in other cardio-metabolic and liver diseases. In the third quarter of 2020, we initiated our Phase 2 trial (ENTRIGUE) in SHTG. Based on U.S. Food and Drug Administration (“FDA”) guidance for the development of SHTG treatments, as well as the regulatory path followed by other companies that have successfully developed SHTG therapies, we believe that a combination of smaller clinical trials and shorter development timelines could mean that SHTG potentially represents a quicker path to market for BIO89-100.

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

•

Build a diversified multi-asset pipeline of novel therapies. We intend to employ a value-driven strategy to identify, acquire, develop and commercialize product candidates for liver and cardio-metabolic diseases. We intend to focus on product candidates that we believe have attractive profiles and address a clear unmet medical need and can advance quickly and efficiently into late-stage development.

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

We are currently developing our lead product candidate, BIO89-100, a specifically engineered glycoPEGylated analog of FGF21, for the treatment of NASH and SHTG. We believe BIO89-100 is an ideal candidate for the treatment of NASH based on its ability to address the key liver pathologies in NASH, its ability to address the underlying metabolic dysregulation in NASH patients, its favorable tolerability profile, and its potential for a longer dosing interval. Multiple epidemiological studies have linked NAFLD to increased cardiovascular disease, concluding that the majority of deaths among NAFLD patients are attributable to cardiovascular disease. As a result, we believe it is important that new therapeutics options for NASH address the underlying cardiovascular and metabolic dysregulations in these patients.

Given the potential of BIO89-100 to meaningfully reduce triglycerides, we are also developing BIO89-100 for the treatment of SHTG. BIO89-100 may have a competitive differentiation from approved therapies and other molecules in development based on its impact on improving liver fat and other metabolic markers in addition to triglyceride reduction. There is regulatory precedence for the approval of therapies for the treatment of SHTG in the United States based on the reduction in triglycerides from baseline as the primary endpoint for full approval. Based on the regulatory path followed by other companies that have successfully developed SHTG therapies, we believe that a combination of smaller clinical trials and shorter development timelines could mean that SHTG potentially represents a quicker path to market for BIO89-100.

Disease Overview - NASH

NASH, a severe form of NAFLD, is characterized histologically by the additional presence of inflammation and hepatocellular injury such as visible ballooning and has a significantly worse prognosis, with the potential to progress to liver fibrosis, cirrhosis or HCC.

NASH represents a large and rapidly growing problem in the United States and worldwide. Diagnoses have been on the rise and are expected to increase dramatically in the next decade. The prevalence of NAFLD, which affects approximately 25% of the global population, and NASH, which develops in approximately 20% to 25% of NAFLD patients, is driven primarily by the worldwide obesity epidemic. As a result, the prevalence of NASH has increased significantly in recent decades, paralleling similar trends in the prevalence of obesity, insulin resistance and Type 2 diabetes. The prevalence of these conditions is expected to increase further in view of the unhealthy nutrition habits, such as consumption of a diet high in fructose, sucrose and saturated fats, and sedentary behavior that characterize modern lifestyle.

The number of NASH cases in the United States is projected to expand from 16.5 million in 2015 to 27 million in 2030, with similar prevalence growth expected in Europe, yet there are no approved treatments. Approximately 20% of the 16.5 million NASH cases in 2015 had F3 or F4 fibrosis, a number that is expected to increase to 7.9 million by 2030, which will be approximately 30% of the total NASH population. Similar growth trends for NASH cases are expected in Europe (12.6 million in 2016 to 18.3 million in 2030 within France, Germany, Italy, Spain and the United Kingdom) as well as China (32.6 million in 2016 to 48.3 million in 2030). Figure 1 below shows the increase in prevalence and liver-related mortality rates by fibrosis stage. The expected lifetime economic burden of all patients with NASH in the United States in 2017 was estimated at $223 billion. Diet and exercise are currently the standard of care for NAFLD and NASH, but adherence to this treatment regimen is poor and there remains a high unmet need in the treatment of NASH.

Figure 1: Prevalence and Liver-Related Mortality Rate by Fibrosis Stage

The critical pathophysiologic mechanisms underlying the development and progression of NASH include reduced ability to handle lipids, increased insulin resistance, injury to hepatocytes and liver fibrosis in response to hepatocyte injury. NASH patients have an excessive accumulation of fat in the liver resulting primarily from a caloric intake above and beyond energy needs. A healthy liver contains less than 5% fat, but a liver in someone with NASH can contain more than 20% fat. This abnormal liver fat contributes to the progression to NASH, a liver necro-inflammatory state, that can lead to scarring, also known as fibrosis, and, for some, can progress to cirrhosis and liver failure—cirrhosis develops in approximately 20% and 45% of patients. In some cases, cirrhosis progresses to decompensated cirrhosis, which results in permanent liver damage that can lead to liver failure. In addition, it is estimated that 8% of patients with advanced fibrosis will develop HCC. NASH is a complex, multifaceted disease that doesn’t just affect the liver. Patients with NASH frequently have other significant metabolic co-morbidities such as obesity, hyperglycemia, dyslipidemia and systemic hypertension (a constellation of which is commonly referred to as metabolic syndrome) and these further contribute to the risk of cardiovascular disease.

Disease Overview - SHTG

We are also developing BIO89-100 for the treatment of SHTG. Hypertriglyceridemia (“HTG”) is characterized by elevated fasting plasma triglyceride levels higher than 200 mg/dL and SHTG is typically defined as triglyceride levels of greater than or equal to 500 mg/dL. SHTG is associated with an increased risk of NAFLD, NASH and cardiovascular diseases, as well as acute pancreatitis, accounting for up to 10% of all acute pancreatitis episodes. A recent third-party study utilizing an omega-3 fatty acid (“omega-3 FA”) demonstrated the linkage between a reduction in triglycerides and favorable cardiovascular clinical outcomes. Additionally, SHTG increases the risk of developing NAFLD, NASH and cardiovascular disease.

It is estimated that there are 4 million patients in the United States with triglyceride levels of greater than or equal to 500 mg/dL. Of these patients, it is estimated that 56% have hepatic fat and up to 72% have other dyslipidemias or Type 2 diabetes. This patient population is expected to increase due to the triple epidemic of obesity, metabolic syndrome and Type 2 diabetes. In addition, the addressable market has the potential to expand as a result of increasing awareness of the importance of treating elevated triglyceride levels, similar to the focus today of physicians on managing LDL levels, as well as due to third party commercial efforts expected to promote triglyceride reduction.

The treatment regimen for SHTG includes dietary restrictions and lipid-lowering drug treatment such as fibrates, omega-3 fish oils and niacin. Some statins are indicated in HTG but do not have an indication for use in SHTG. Despite multiple agents approved for the treatment of SHTG, these agents have limitations that may not make them ideal for all patients. For example, fibrates have demonstrated reductions in triglycerides of up to approximately 55% at 12 weeks of treatment. However, they have also shown increases in LDL-C (up to 45%), a detrimental effect in this patient population, risk of drug-drug interactions and increases in transaminases, as well as tolerability issues including myopathy. Omega 3 fish oils have shown more modest benefits in reduction of triglycerides from baseline of approximately 25% to 45%. Some fish oils have also showed major increases in LDL-C (up to 45%). Fish oils also have a significant pill burden given the high daily doses required. In addition, these agents fail to meaningfully address the related co-morbidities of SHTG, including glycemic control, which, when left untreated, may further exacerbate the condition. In third-party studies, up to 50% of treated SHTG patients were unable to reduce their triglyceride levels to < 500 mg/dL despite using approved drugs and are considered refractory patients. These refractory patients have substantial unmet medical need and represent a significant market opportunity. Despite these limitations, the existing drugs have achieved commercial success with two third parties each generating peak sales of approximately $1 billion or greater. Given the continuing unmet need in SHTG and limitations of current treatments, there are several agents in development for the treatment of SHTG, including a fibrate, and novel drugs targeting aspects of HTG and SHTG, including ANGPTL3 and ApoC III inhibitors.

Etiology of NASH

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

Co-morbidities Associated with NASH

Patients with NASH frequently have other significant co-morbidities—hypertriglyceridemia, obesity, hyperlipidemia/dyslipidemia, hyperglycemia (including Type 2 diabetes) and systemic hypertension, a constellation of which is commonly referred to as metabolic syndrome—which also increase the risk of developing cardiovascular disease. Figure 2 below shows certain co-morbidities associated with NASH.

Figure 2: NASH Co-morbidities

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

Histological diagnosis remains the gold standard for assessment of NASH and fibrosis. However, given that liver biopsy is associated with risks of pain, bleeding and other morbidity, as well as significant cost, the procedure is not practical for general patient screening. Several non-invasive tools such as clinical risk scores and imaging techniques are increasingly used to assess NASH patients. Clinical risk scores such as the NAFLD fibrosis score, Fibrosis-4 index, the Enhanced Liver Fibrosis score and vibration-controlled transient elastography (“VCTE”), have been validated and are increasingly used. These tools have an excellent negative predictive value and an acceptable positive predictive value for detection of advanced (≥ F3) fibrosis and are increasingly used in clinical settings. Additionally, evidence is emerging that shows a correlation between reduction in steatosis as measured by MRI-PDFF and improvement in histological changes in the liver. Extensive efforts are also under way to develop non-invasive means to identify patients with NAS ≥ 4 or fibrosis ≥ F2 patients without a need for a liver biopsy. In draft guidance, the FDA encouraged sponsors to identify biochemical or noninvasive imaging biomarkers that, once characterized and agreed by the FDA, could replace liver biopsies for patient selection and efficacy assessment in clinical trials.

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

Biological Effects of FGF21:

Reducing Liver Steatosis by Improving Lipid Handling and Insulin Sensitivity

FGF21 has been clinically shown to reduce liver steatosis. FGF21 reduces liver steatosis by (1) increasing fatty acid oxidation in the liver, (2) reducing the deposition of free fatty acids from peripheral tissue to the liver and (3) reducing DNL in the liver. FGF21 exerts its systemic effects by reducing the serum levels of lipids (e.g., triglycerides, LDL cholesterol) and increasing insulin sensitivity. Increasing insulin sensitivity reduces lipolysis and can also reduce serum levels of lipids. In particular, FGF21 has been demonstrated to reduce liver fat in patients with NASH in multiple clinical trials.

Improving Liver Inflammation and Fibrosis

FGF21 is also believed to reduce liver fibrosis, the pathological change mostly clearly linked to liver-related morbidity in NASH patients via two potential pathways. One pathway is through the metabolic benefits of FGF21 described above. Long-term improvements in metabolic regulation reduce the ongoing liver injury that drives fibrosis and thus allows the liver time to heal. The other pathway is a direct anti-fibrotic effect mediated via adiponectin, an adipokine that is upregulated by FGF21. Increased adiponectin downregulates the hepatic stellate cells that are activated upon hepatic injury and responsible for collagen deposition and subsequent fibrosis. FGF21 demonstrated an improvement in liver fibrosis in patients in NASH in a clinical trial.

FGF21 Signaling

As noted above, FGF21 exerts its biological benefits through the co-activation of FGFRs and ß-Klotho. FGFRs are expressed widely throughout the body whereas ß-Klotho is primarily expressed in metabolic tissues such as adipose tissue, liver, and pancreas, thereby providing organ specificity to FGF21.The binding of FGF21 is a two-step process. The C-terminus of FGF21 initially binds to ß-Klotho enabling the N-terminus to form an expanded complex with one of the FGFRs. Once the co-receptor complex has formed with ß-Klotho and one of the FGFRs, a series of intracellular signaling cascades is initiated. These signaling cascades enable FGF21 to exert its biological functions.

FGF21 activates three specific FGFRs (FGFR1c, FGFR2c and FGFR3c), which based on nonclinical studies and clinical trials, appear to be responsible for mediating the desired therapeutic actions of FGF21 in NASH. FGF21 is not believed to activate FGFR4. Activation of FGFR4 results in an increase in LDL cholesterol and has been implicated in the etiology or progression of HCC.

BIO89-100

Overview

We are developing BIO89-100, a specifically engineered glycoPEGylated analog of FGF21, for the treatment of NASH and SHTG. BIO89-100 has been specifically engineered to retain the activity of native FGF21 while extending its half-life. Specifically, it has been engineered to: (1) protect against proteolysis and reduce renal clearance, (2) have an extended half-life, (3) minimize susceptibility to aggregate in solution and (4) optimize its potency, enabling the potential use of lower dosage/doses. Additionally, we believe that BIO89-100 may enhance binding affinity for ß-Klotho, by altering the conformation of the C-terminus which could have a positive impact on efficacy.

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

In addition, a Methionine residue was introduced at the N-terminus which acts as the translation initiation signal. Figure 3 below shows the structure of BIO89-100.

Figure 3: Structure of BIO89-100

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

The Development and Selection of BIO89-100

The discovery program that led to the selection of BIO89-100 was directed towards achieving an optimal pharmacokinetic (“PK”) and efficacy profile. It has been shown that the in vivo half-life of FGF21 can be extended by covalently linking a single glycoPEG moiety to the molecule. We performed extensive screening of FGF21 analogs with mutations at different positions including close to the N-terminus, as well as different glycoPEGylations to select an optimized molecule based on its potency, PK and in-vivo efficacy.

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

In summary, the mutations made to the native FGF21 molecule and the addition of the 20 kDA glycoPEG moiety via the use of the glycoPEGylation technology were observed to significantly improve the PK properties of the molecule while retaining the therapeutic benefits. We believe that BIO89-100 is a well-balanced molecule with a unique profile, which has the potential to have therapeutic benefits in NASH and cardio-metabolic diseases. Figure 4 below sets forth what we believe are the key features and potential benefits of BIO89-100:

Figure 4: Summary of BIO89-100 Attributes and Benefits

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

A wide range of doses were tested in these studies as well as weekly and once every two-week dosing regimen was tested in a cynomolgus monkey study. The key outcomes of these studies are summarized in Figure 5 below.

Figure 5: Summary of NASH Pharmacology Studies

Preclinical pharmacology study with BIO89-100	Improved Insulin Sensitivity	Improved Triglycerides and Cholesterol	Reduced Hepatocyte Injury	Reduced Liver Steatosis, Inflammation & Fibrosis	Body Weight Reduction
DIN mouse model I (10 weeks)	✓	✓	✓	✓	✓
DIN mouse model II (19 weeks)	✓	✓	✓	✓	✓
Diabetic obese cynomolgus monkey study 1 (8 weeks; weekly dosing)	✓	✓	✓	Not evaluated	✓
Diabetic obese cynomolgus monkey study 2 (4 weeks; QW or Q2W dosing)	✓	✓	✓	Not evaluated	✓

Legend:

✓	Statistically significant benefit observed.
*	Improvement observed, but did not achieve statistical significance.

BIO89-100 Clinical Development in NASH

Phase 1a Clinical Trial of Single Dose of BIO89-100 in Healthy Volunteers

We conducted a Phase 1a clinical trial to evaluate the safety, tolerability and PK of BIO89-100 in 58 healthy volunteers. In this randomized, double-blind, placebo-controlled, Phase 1a, first-in-human, SAD clinical trial the PK profile of BIO89-100 was generally dose-proportional or slightly more than dose-proportional with a half-life of approximately 55 to 100 hours. The observed median time of maximum serum concentration ranged from 36 to 60 hours. At single doses of 9.1 mg and higher, significant improvements were observed in key lipid parameters measured at Day 8 and Day 15 after dosing on Day 1. The mean changes versus baseline include significant reductions in triglycerides (up to 51%) and LDL-C (up to 37%) and increase in HDL-C (up to 36%) despite the baseline values being in the normal range. BIO89-100 demonstrated rapid (starting from Day 2), sustained and durable improvements on lipid parameters for two weeks or more after single dose administration. The effect on lipid parameters was generally dose-dependent. BIO89-100 was well tolerated across the dose range and there were no deaths, serious adverse events or discontinuations due to adverse events. The most commonly observed treatment-related adverse events, occurring in at least two subjects in the pooled BIO89-100 group, were injection site reactions and headache, all of which were reported as mild. No clinically meaningful trends were observed in gastrointestinal events, laboratories or vital signs including blood pressure or heart rate changes.

Phase 1b/2a Proof of Concept Clinical Trial in NASH Patients

In September 2020, we presented positive topline results from our Phase 1b/2a trial in NASH patients which has informed the advancement of our clinical strategy in NASH. We plan to initiate a Phase 2b trial in NASH patients in the first half of 2021.The 13-week phase 1b/2a multicenter, randomized, double-blind, placebo-controlled, multiple ascending dose-ranging trial enrolled a total of 81 patients to receive weekly (3mg/9mg/18mg/27mg) or every two-week (18mg/36mg) dosing of BIO89-100 or placebo for up to 12 weeks. Key endpoints assessed were safety, tolerability, and PK of BIO89-100 as well as change in liver fat measured by MRI-PDFF and other metabolic markers. The trial design is shown in Figure 6 below.

Figure 6: Phase 1b/2a Trial Design

36mg Q2W
Placebo
(n=9)
(n=3)
27mg QW
Placebo
(n=10)
(n=3)
18mg QW
Placebo
(n=11)
(n=4)
18mg Q2W
Placebo
(n=14)
(n=4)
9mg QW
Placebo
(n=12)
(n=3)
3mg QW
Placebo
(n=6)
(n=2)
Randomization
QW SC
Q2W SC

As shown in Figure 7 below, all dose groups demonstrated significant reductions in liver fat at week 13, with relative reductions up to 60% versus baseline and up to 70% versus placebo, as measured by MRI-PDFF. 43% of the patients at the highest dose achieved normal liver fat content of < 5%. A significant proportion of patients responded to therapy with up to 88% and 71% of patients achieving a ³30% or a ³50% reduction in liver fat versus baseline, respectively.

Figure 7: Relative Reduction in Liver Fat vs. Placebo at Week 13

QW
Q2W
3mg
9mg
18mg
27mg
18mg
36mg
-10%
-30%
-50%
-70%
-47% ***
-59% ***
-46% ***
-70% ***
-53% ***
-60% ***

As shown in Figure 8 below, treatment with BIO89-100 also resulted in significant improvements in liver transaminases, with up to a 44% reduction in ALT and a 35 U/L decrease in ALT in patients with elevated baseline levels. Treatment with BIO89-100 resulted in significant reductions in triglycerides (up to 28%; p <0.05), non-HDL (up to 16%; p<0.01) and LDL-C (up to 16%; p<0.05). Triglycerides were reduced to a greater extent in patients with elevated triglycerides at baseline (TG ≥200 mg/dL), and 53% of the BIO89-100 patients in this group normalized triglyceride levels versus 0% in the placebo group. BIO89-100 also demonstrated significant increases in the insulin-sensitizing hormone adiponectin (up to 61%; p<0.001). Improvements were also noted across the spectrum of metabolic marker data vs. placebo for the 27mg QW dose group including HOMA-IR, glucose, HbA1c, weight (p<0.05) and adiponectin (p<0.001).

Figure 8: Clinically Meaningful ALT Reduction; Greater Reduction in Patients with High ALT

Baseline characteristics were similar across the sub-populations of biopsy-confirmed NASH and PNASH patients enrolled in the trial and results were also consistent across the two sub-groups. Specifically, the reductions in liver fat, percentage of responders on MRI-PDFF, and BIO89-100’s effect on reducing ALT and triglycerides were also similar across these sub-populations.

As shown in Figures 9 and 10 below, BIO89-100 was well-tolerated across all doses with no deaths or serious adverse events related to treatment and a low incidence of treatment-related adverse events (“TRAEs”) that occurred in ≥ 10% of patients. The only treatment-related adverse event that occurred in ≥10% of all BIO89-100-treated subjects was mild, increased appetite (15.9%) consistent with other investigational FGF21 analogs. Low frequency of gastrointestinal (“GI”) related adverse events was observed with a profile for BIO89-100 that was similar to placebo. Low rates of diarrhea (9.5% vs. 11.1% for placebo) and nausea (4.8% vs. 11.1% for placebo) and importantly, no vomiting were reported in BIO89-100 treated patients. No adverse effects on heart rate or blood pressure were observed.

Figure 9: Safety Overview

Figure 10: Treatment-Related Emergent AEs in ≥ 10% of Pooled BIO89-100 Group

Paired-biopsy, Open-label Histology Cohort

In December 2020, we initiated a paired-biopsy, open-label cohort as part of the Phase 1b/2a trial assessing histology endpoints, with data anticipated by the end of 2021. This cohort is expected to enroll approximately 20 patients with biopsy-confirmed NASH who will be treated for 20 weeks with 27 mg of BIO89-100 once weekly. The cohort will build on the recent data from 89bio’s Phase 1b/2a trial and will provide an early opportunity to demonstrate BIO89-100’s benefits on histology endpoints.

BIO89-100 Clinical Development in SHTG

BIO89-100 has demonstrated significant reduction in triglyceride levels across all our preclinical and clinical studies. In diabetic obese cynomolgus monkeys with elevated triglyceride levels, BIO89-100 showed significant effects on triglycerides with a maximal reduction of 78% and 76% at doses of 1 mg/kg. In monkeys treated with baseline levels of triglycerides greater than 500mg/dL (n=4), the three monkeys treated with BIO89-100 1 mg/kg weekly had triglyceride reductions >90% at study end. In our Phase 1a clinical study, in patients with baseline triglyceride values in the normal range (mean baseline 94 mg/dL), BIO89-100 demonstrated reductions of triglycerides from baseline up to 51% at Day 8 after a single dose in healthy volunteers. In our Phase 1b/2a trial, treatment with BIO89-100 resulted in significant reductions in triglycerides (up to 28%; p <0.05). Triglycerides were reduced to a greater extent in patients with elevated triglycerides at baseline (TG ³200 mg/mL), and 53% of the BIO89-100 patients in this group normalized triglyceride levels versus 0% in the placebo group. While currently approved SHTG therapies decrease triglyceride levels, they generally do not have broader metabolic benefits.

We initiated our Phase 2 trial (ENTRIGUE) in SHTG patients in the third quarter of 2020 and expect to enroll approximately 90 patients who could be on stable background medications. In this Phase 2 multi-center, randomized, double-blind, placebo-controlled study designed to evaluate safety, efficacy and tolerability, patients will receive BIO89-100 administered weekly (9 mg, 18 mg or 27 mg) or every two weeks (36 mg) or placebo. The primary endpoint is the reduction in fasting triglycerides from baseline. Key secondary endpoints include other lipids and metabolic markers and change in liver fat measured by MRI-PDFF. Topline data from ENTRIGUE are expected in the second half of 2021. We have expanded ENTRIGUE with an additional cohort of patients on fibrates to assess the benefit of 27 mg weekly BIO89-100 when added to background fibrates. In this cohort, a total of 36 patients will be randomized to either BIO89-100 or placebo. The primary endpoint and key secondary endpoint are the same as in ENTRIGUE. We also expect to initiate registrational trials in SHTG in 2022, pending positive data from ENTRIGUE.

There is regulatory precedence for the approval of therapies for the treatment of SHTG in the United States based on the reduction in triglycerides from baseline as the primary endpoint for full approval. The FDA surrogate endpoint table for drug approval lists a reduction in triglycerides from baseline as the endpoint for full approval of a therapy in SHTG. A clinical outcome study was not required for certain third-party approvals in SHTG or as a post-marketing commitment. The SHTG Phase 3 trial for some of these products consisted of a single study of a 12-week duration with 75 to 100 patients per treatment group. Based on the regulatory path followed by other companies that have successfully developed SHTG therapies, we believe that a combination of smaller clinical trials and shorter development timelines could mean that SHTG potentially represents a quicker path to market for BIO89-100.

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

In April 2018, we also entered into a Reagent Supply and Technology Transfer Agreement, under which Teva will supply us with certain reagents required for the glycoPEGylation process that are necessary for our development and commercialization of BIO89-100, and transfer to us certain know-how required for the production of such reagents. The term of this agreement was recently extended by mutual agreement until December 31, 2022.

FASN Agreements

In April 2018, we entered into an Asset Transfer and License Agreement with Teva under which we acquired from Teva patents, intellectual property and other assets relating to Teva’s development program of small molecule inhibitors of FASN (the “FASN Agreement”). Under the FASN Agreement we are obligated to use commercially reasonable efforts to develop and commercialize FASN in the United States and five major European countries. We have the right to sublicense all rights licensed to us by Teva under the FASN Agreement.

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

The process required by the FDA before biologic product candidates may be marketed in the United States is expensive and time-consuming. Generally, this process involves completing pre-clinical laboratory studies before the FDA will allow human clinical trials to commence. We are then required to complete human clinical trials to demonstrate that a product candidate is safe and effective. Following the completion of these clinical trials, we are required to prepare and submit a biologics license (“BLA”) application, which presents the FDA with detailed clinical and safety data, as well as manufacturing data. As part of the review of a BLA, the FDA may inspect manufacturing facilities to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and may also inspect selected clinical investigation sites to assess compliance with current Good Clinical Practices (“cGCP”). This process takes many years from inception through filing of a BLA application and the likelihood of success is highly uncertain.

Preclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate, we must submit an investigational new drug (“IND”) application to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is the general investigational plan and the protocol(s) for clinical studies. Submission of an IND may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Furthermore, an independent review board (“IRB”) for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives.

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

Concurrent with clinical trials, companies must finalize a process for manufacturing the product in commercial quantities in accordance with current good manufacturing practices (“cGMP”) requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency.

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

Once a BLA has been submitted, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process is may be extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts necessary inspections, the FDA may either issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe deficiencies that the FDA has identified in the BLA. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require, or companies may voluntarily pursue, one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

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

Post-Approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon companies and third-party manufacturers. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program, among other potential consequences.

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

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, as amended (collectively, the “Affordable Care Act”) includes a provision called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies, and a clinical study or studies.

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

Other U.S. Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the federal Anti-Kickback Statute (“AKS”), the federal False Claims Act, HIPAA and similar foreign, federal and state fraud, abuse and transparency laws.

The federal AKS prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting or receiving any remuneration, to induce or in return for either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand, and prescribers and purchasers on the other. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The federal false claims laws, including the False Claims Act (“FCA”), which imposes significant penalties and can be enforced by private citizens through civil qui tam actions, and civil monetary penalty laws prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of federal government funds, including federal healthcare programs, such as Medicare and Medicaid. Pharmaceutical and other healthcare companies have been prosecuted under these laws for engaging in a variety of different types of conduct that caused the submission of false claims to federal healthcare programs. Under the AKS, for example, a claim resulting from a violation of the AKS is deemed to be a false or fraudulent claim for purposes of the FCA. The FCA imposes mandatory treble damages and per-violation civil penalties up to approximately $23,000.

HIPAA created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program, including private third-party payors, and making false statements relating to healthcare matters. A person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate the statute in order to have committed a violation.

Also, many states have similar, and typically more prohibitive, fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs and biologics covered by Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, such reporting obligations will be expanded to include payments and other transfers of value provided in 2021 to certain other healthcare professionals.

Ensuring business arrangements with third parties comply with applicable healthcare laws and regulations is a difficult and costly endeavor. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other current or future governmental regulations that apply to us, we may be subject to significant penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Data Privacy and Security

Numerous state, federal and foreign laws, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. Entities that are found to be in violation of HIPAA or other laws may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations. Further, entities that knowingly obtain, use, or disclose certain individually identifiable health information in an improper fashion may be subject to criminal penalties.

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

Decisions regarding whether to cover any of our product candidates, if approved, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical or biological products, medical devices and medical services, in addition to questioning safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Decreases in third-party reimbursement for any product or a decision by a third-party not to cover a product could reduce physician usage and patient demand for the product.

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

There remain legal and political challenges to certain aspects of the Affordable Care Act. In December 2018, a United States District Court judge in Texas ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress in 2017. The decision has been appealed to the United States Supreme Court. A decision is expected by spring 2021. It is unclear how such litigation and other efforts to repeal, replace or otherwise modify the Affordable Care Act will impact reimbursement of pharmaceutical and biological products.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In October 2020, the FDA issued guidance describing procedures for manufacturers to facilitate the importation of FDA-approved biologics manufactured abroad and originally intended for sale in a foreign country into the United States. Previously, the Trump administration released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers.

Although the Biden administration has stayed the effective dates of some last-minute drug price regulations issued by the Trump administration, Congress and the Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

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

If BIO89-100 is approved for the treatment of NASH, future competition could also arise from products currently in development, including: GS-0976, an ACC inhibitor, and GS-9674, an FXR agonist, from Gilead Sciences, Inc.; PF-05221304, an ACC inhibitor, and PF-06835919, a KHK inhibitor, from Pfizer Inc.; Ocaliva, an FXR agonist from Intercept Pharmaceuticals, Inc.; Resmetirom, a beta-thyroid hormone receptor agonist from Madrigal Pharmaceuticals, Inc.; VK2809, a beta-thyroid hormone receptor agonist from Viking Therapeutics, Inc.; Aldafermin, an FGF19 analog from NGM Biopharmaceuticals, Inc.; MK-3655, an FGFR1c/KLB agonist antibody from Merck & Co., Inc.; Pegbelfermin, a PEGylated FGF21 analog from Bristol-Myers Squibb Company; Efruxifermin, a FGF21 fusion protein from Akero Therapeutics, Inc.; Elobixibat, an IBAT-inhibitor from Albireo Pharma, Inc.; a Galectin-3 inhibitor from Galectin Therapeutics Inc.; a synthetic conjugate of cholic acid and arachidic acid from Galmed Pharmaceuticals Ltd.; MET409/MET642, FXR agonists from Metacrine, Inc, Novartis AG and Terns Pharmaceuticals; Semaglutide, a GLP-1 receptor agonist from Novo Nordisk A/S; ALT-801, a dual GLP-1/glucagon agonist from Altimmune; Tirzepatide, a dual GIP/GLP-1 receptor agonist from Eli Lilly and Company; and Lanifibranor, a PPAR alpha/delta/gamma agonist from Iventiva;

If BIO89-100 is approved for the treatment of SHTG, we would face competition from currently approved and marketed products, including statins, fibrates, Vascepa, and Lovaza, as well as generic products. Further competition could arise from products currently in development, including: AKCEA-APOCIII-LRx, an ApoC III inhibitor from Ionis; Vupanorsen/AKCEA-ANGPTL3, an anti-ANGPTL3 from Pfizer; Evinacumab, an Anti-ANGPTL3 from Regeneron Pharmaceuticals, Inc.; Pemafibrate, a PPAR alpha agonist from Kowa Research Institute, Inc.; and ARO-APOC3, an ApoC III inhibitor and ARO-ANG3, an anti-ANGPTL3 from Arrowhead Pharmaceuticals, Inc.

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

Northway Biotechpharma (“BTPH”) is our sole source supplier for BIO89-100. Any reduction or halt in supply of drug product from BTPH could limit our ability to develop BIO89-100 until a replacement contract manufacturer is found and qualified. We currently have material available to support our ongoing clinical trials for the treatment of NASH and SHTG.

We are working with BTPH on process optimization to support large-scale production for future trials and commercialization. In parallel, we have entered into a contract with a formulation development company to explore the potential for a new refrigerated liquid formulation and/or a freeze-dried, or lyophilized product.

BTPH Agreement

In May 2018, we entered into a master services agreement with BTPH, under which BTPH agreed to provide us certain services, including development, manufacturing, and storing of BIO89-100, under statements of work for such services to be agreed by the parties from time to time. The master services agreement will continue for the duration of time that BTPH is providing services to us, unless earlier terminated by either party upon its terms. We may terminate the agreement at any time after a specified notice period and subject to the payment of certain agreed upon fees where such termination results in cancellation of manufacturing scheduled within a certain period. In addition, either party may terminate the agreement for cause for the other party’s uncured material breach, in the event of bankruptcy of the other party, in the event of the commission of fraud by the other party or in the event of a force majeure.

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

FGF21 Patents

Our FGF21 patent portfolio includes four families:

The first family is entitled “Remodeling and GlycoPEGylation of Fibroblast Growth Factor (FGF)”. This patent family provides granted patent protection in 39 countries around the globe, including the United States (U.S. Patent Number 9,200,049, expiry date: June 25, 2028; and U.S. Patent No. 10,874,714, expiry date: October 10, 2028), Canada, Europe (broadly), and Japan (latter three expire October 31, 2025) for FGF21 conjugates comprising a variety of modifying groups that can be attached at several different amino acid positions. GlycoPEGylated FGF21 is specifically claimed. The granted claims broadly protect our lead drug candidate BIO89-100 and pharmaceutical compositions thereof, as well as methods for making and using BIO89-100 to treat FGF21 deficiency in a patient in need thereof. One U.S. application is pending in this family.

The second family is entitled “Mutant FGF-21 Peptide Conjugate and Uses Thereof” and is specifically directed to BIO89-100. The PCT Application for this family was filed on September 4, 2018 (PCT/IB2018/00112). A U.S. Prioritized Examination Continuation Patent Application (Application Serial No. 16/225,640) was filed on December 19, 2018 as a continuation of PCT/IB2018/0112 and from which U.S. Patent Number 10,407,479 was issued on September 10, 2019. The term of the U.S. Patent Number 10,407,479 is September 4, 2038. The issued claims are directed to BIO89-100 and a defined genus specifically encompassing BIO89-100 and compositions thereof (including site-specific mutations at positions 173 and 176), as well as methods for making and using BIO89-100 for a variety of therapeutic indications. Such indications include methods for treating NASH or metabolic syndrome. Subjects where there is a need to reduce blood glucose or to reduce HbA1C include those afflicted with diabetes Type 2, NASH and metabolic syndrome. The claims encompass different therapeutic regimens for administering BIO89-100 (e.g., once a week or once every two weeks), which regimens are based on BIO89-100’s surprisingly long half-life in vivo. One U.S. application is pending in this family. National phase entry of this PCT Application has been initiated in Australia (granted), Korea (allowed), Europe, China, Hong Kong, Japan (allowed), Canada and Israel to pursue global protection of specific mutant FGF21 peptide conjugates, and particularly BIO89-100, in these jurisdictions. Australian patent No. 2018322943 was granted on September 17, 2020 (expiry date: September 4, 2038).

The third family is entitled “Methods Of Treatment Using Mutant FGF-21 Peptide Conjugates”. A U.S. patent application was filed on May 28, 2020 (US Serial Number 16/885,353). This patent application is not published.

The fourth family is entitled “Methods for promoting weight loss”. A PCT application was filed January 29, 2021 (PCT/IB2021/000044) with claims directed towards method to reduce total body weight, body fat content and/or BMI. National phase entry of this application is due by July 31, 2022.

We will continue to file patent applications to cover various formulations of FGF21. We have filed a provisional application on March 11, 2021 on stable liquid formulation of FGF21.

FASN Patents

Our FASN patent portfolio currently consists of three patent families, including patents and/or patent applications in the United States, the European Patent Convention, Canada, Mexico, Israel, China and Japan.

The first patent family, directed to TEV-48317, which we acquired from Teva under the FASN Agreement, and other 1,4-substituted piperidine-based FASN inhibitors, is currently protected by three granted U.S. patents that cover these compounds, pharmaceutical compositions comprising these compounds, and/or methods of treating FASN-mediated disorders using these compounds. The non-extended term for these patents would expire on June 17, 2036. A pending U.S. application has also been filed. The first patent family also includes two foreign patents and four patent applications. The second patent family is directed to other 1,4-substituted piperidine-based FASN inhibitors, pharmaceutical compositions, and methods of treating FASN-mediated disorders. The second patent family includes one granted U.S. patent, three foreign patents, and two foreign patent applications. The third patent family is directed to spiropiperidine FASN inhibitors, pharmaceutical compositions containing these compounds, and methods of treating FASN-mediated disorders using these compounds. The third patent family includes one U.S. patent application and five foreign patent applications.

Employees

As of December 31, 2020, we had 26 full-time employees and 27 total employees. 19 employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before deciding whether to make an investment decision with respect to shares of our common stock. You should also refer to the other information contained in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes. Our business, financial condition, results of operations and prospects could be materially and adversely affected by any of these risks or uncertainties. In any such case, the trading price of our common stock could decline, and you could lose all or part of your investment. We caution you that the risks, uncertainties and other factors referred to below and elsewhere in this Annual Report on Form 10-K may not contain all of the risks, uncertainties and other factors that may affect our future results and operations. Moreover, new risks will emerge from time to time. It is not possible for us to predict all risks.

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

•

The ongoing COVID-19 pandemic has resulted and may in the future result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business.

•

Our business depends on the success of BIO89-100, our only product candidate under clinical development, which has not completed a pivotal trial. If we are unable to obtain regulatory approval for and successfully commercialize BIO89-100 or other future product candidates, or we experience significant delays in doing so, our business will be materially harmed.

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

•	The manufacture of biologic products is complex and we are subject to many manufacturing risks, any of which could substantially increase our costs and limit supply of our products.
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

•	BIO89-100 has not received regulatory approval. If we are unable to obtain regulatory approvals to market BIO89-100 or any future product candidates, our business will be adversely affected.
•	Our success depends upon our ability to obtain and maintain intellectual property protection for our products and technologies.
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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. We commenced operations in 2018, and to date, our operations have been focused on organizing and staffing our company, raising capital, acquiring our initial product candidate, BIO89-100 and licensing certain related technology, conducting research and development activities, including preclinical studies and clinical trials, and providing general and administrative support for these operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect and/or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale, we have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. We have limited experience as a company conducting clinical trials and no experience as a company commercializing any products.

BIO89-100 is in development and, to date, we have not generated any revenue from the licensing or commercialization of BIO89-100. We will not be able to generate product revenue unless and until BIO89-100 or any future product candidate, alone or with future partners, successfully completes clinical trials, receives regulatory approval and is successfully commercialized. As BIO89-100 is in development, we do not expect to receive revenue from it for a number of years, if ever. Although we may seek to obtain revenue from collaboration or licensing agreements with third parties, we currently have no such agreements that could provide us with material, ongoing future revenue and we may never enter into any such agreements.

We are not profitable and have incurred net losses since our inception. Consequently, predictions about our future success or viability may not be as accurate as they would be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. We have spent, and expect to continue to spend, significant resources to fund research and development of, and seek regulatory approvals for, BIO89-100 and any future product candidates. We expect to incur substantial and increasing operating losses over the next several years as our research, development clinical trial and manufacturing activities increase. In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or if or when we will achieve or maintain profitability. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. The net losses we incur may fluctuate significantly from quarter-to-quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Even if we eventually generate product revenue, we may never be profitable and, if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

The ongoing COVID-19 pandemic has resulted and may in the future result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business.

Our business and its operations, including but not limited to our research and development activities, could be adversely affected by health epidemics in regions where we have business operations, and such health epidemics could cause significant disruption in the operations of third parties upon whom we rely. In response to public health directives and orders related to COVID-19 and based on guidance from public health officials, we have implemented and continue to implement work-from-home policies for our employees on an office-by-office basis. The effects of executive and similar government orders, shelter-in-place orders and our work-from-home policies may negatively impact our growth, including our ability to recruit and onboard new employees, and productivity, disrupt our business and delay our preclinical and clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Our clinical trials have been and may continue to be affected by the COVID-19 pandemic. For example, while we initiated the Phase 2 trial (ENTRIGUE) of BIO89-100 for the treatment of SHTG and a paired-biopsy histology cohort as part of the Phase 1b/2a trial of BIO89-100 in NASH in 2020, our successful completion of these trials will depend on the external environment with respect to COVID-19 remaining conducive to executing the trial safely and effectively. Similarly, while we expect to initiate a Phase 2b trial of BIO89-100 in NASH patients in the first half of 2021, we may be delayed in the initiation of such trial due to COVID-19 or the related government restrictions.

In addition, quarantines, shelter-in-place, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, have impacted and may continue to impact personnel at third-party manufacturing facilities in the United States, Europe and other countries, or the availability or cost of materials we use or require to conduct our business, including product development, which would disrupt our supply chain. Furthermore, some of our manufacturers and suppliers are in Europe and may be impacted by port closures and other restrictions resulting from the COVID-19 pandemic, which may disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products. In particular, BTPH, our sole source supplier for BIO89-100, has missed certain project deadlines for our manufacturing scale-up due to quarantine orders and has forecasted other delays due to COVID-19-related impacts on their suppliers; however, we do not expect delays to the overall timeline for the delivery of clinical supplies.

If COVID-19 continues to spread in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including: delays in receiving authorization from local regulatory authorities to initiate our planned clinical trials; delays or difficulties in enrolling patients in our clinical trials; delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff; delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials; changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted and result in unexpected costs, or discontinuing our clinical trials altogether; a diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials; interruption of key clinical trial activities, such as clinical trial site monitoring and data entry and verification, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the completeness and integrity of clinical trial data and, as a result, determine the outcomes of the trial; the risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; the risk that participants enrolled in our clinical trials will not be able to travel to our clinical trial sites as a result of quarantines or other restrictions resulting from COVID-19 or comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services; interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facilities; limitations in employee resources that would otherwise be focused on the conduct of our clinical trials; the refusal of the FDA to accept data from clinical trials in affected geographies; and interruption or delays to our clinical activities.

The COVID-19 pandemic continues to evolve rapidly. The ultimate impact of the COVID-19 pandemic or a similar public health emergency is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems, or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on the operation of and results from our clinical trials and on our other business operations, including preventing or delaying approval for BIO89-100.

Our business depends on the success of BIO89-100, our only product candidate under clinical development, which has not completed a pivotal trial. If we are unable to obtain regulatory approval for and successfully commercialize BIO89-100 or other future product candidates, or we experience significant delays in doing so, our business will be materially harmed.

To date, the primary focus of our product development has been BIO89-100 for the treatment of patients with NASH. Currently, BIO89-100 is our only product candidate under clinical development. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and that therefore may be able to better sustain a failure of a lead candidate. Successful continued development and ultimate regulatory approval of BIO89-100 for the treatment of NASH or other indications, including SHTG, is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the clinical development of BIO89-100. If we cannot successfully develop, obtain regulatory approval for and commercialize BIO89-100, we may not be able to continue our operations. The future regulatory and commercial success of BIO89-100 is subject to a number of risks, including that if approved for NASH or SHTG, BIO89-100 will likely compete with products that may reach approval for the treatment of NASH prior to BIO89-100, products that are currently approved for the treatment of SHTG and the off-label use of currently marketed products for NASH and SHTG.

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

We cannot guarantee that we will be able to initiate and complete clinical trials and successfully accomplish all required regulatory activities or other activities necessary to gain approval and commercialize BIO89-100 or any future product candidates. We currently have two active investigational new drug (“IND”) applications with the FDA in the United States for BIO89-100. In the future, we may file an additional IND with another division for any future indications or future product candidates. If any such future IND is not approved by the FDA, our clinical development timeline may be negatively impacted and any future clinical programs may be delayed or terminated. As a result, we may be unable to obtain regulatory approvals or successfully commercialize our products. We do not know whether any other clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize BIO89-100 and any future product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize BIO89-100 or any future product candidates and may harm our business, results of operations and prospects. Our or our future collaborators’ inability to timely complete clinical development could result in additional costs to us as well as impair our ability to generate product revenue, continue development, commercialize BIO89-100 and any future product candidates, reach sales milestone payments and receive royalties on product sales. In addition, if we make changes to a product candidate including, for example, a new formulation, we may need to conduct additional nonclinical studies or clinical trials to bridge or demonstrate the comparability of our modified product candidate to earlier versions, which could delay our clinical development plan or marketing approval for our current product candidate and any future product candidates.

If we encounter difficulties in enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials largely depends on patient enrollment. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our future clinical trials, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Furthermore, as a result of the inherent difficulties in diagnosing NASH, which can currently only be definitively diagnosed through a liver biopsy, and identifying SHTG patients, and the significant competition for recruiting NASH and SHTG patients in clinical trials, we or our future collaborators may be unable to enroll the patients we need to complete clinical trials on a timely basis, or at all. In addition, our competitors, some of whom have significantly greater resources than we do, are conducting clinical trials for the same indications and seek to enroll patients in their studies that may otherwise be eligible for our clinical studies or trials. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which could further reduce the number of patients who are available for our clinical trials in these sites. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Even if we are able to enroll a sufficient number of patients in our clinical studies or trials, delays in patient enrollment may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of BIO89-100 and any future product candidates.

BIO89-100 and any future product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

Undesirable side effects caused by BIO89-100 or any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Additional clinical studies may be required to evaluate the safety profile of BIO89-100 or any future product candidates. As with other drugs, we have seen evidence of adverse effects in animal and human studies and it is possible that other adverse effects will become apparent in ongoing or future animal or human safety studies. It may be difficult to discern whether certain events or symptoms observed during our clinical trials or by patients using our approved products are related to BIO89-100 or any future product candidates or approved products or some other factor. As a result, we and our development programs may be negatively affected even if such events or symptoms are ultimately determined to be unlikely related to BIO89-100 or any future product candidates or approved products. Further, we expect that BIO89-100 will require multiple administrations via subcutaneous injection in the course of a clinical trial. This chronic administration increases the risk that rare adverse events or chance findings are discovered in the commercial setting, where BIO89-100 would be administered to more patients or for greater periods of time, that were not uncovered by our clinical drug development programs.

We are developing BIO89-100 for the treatment of NASH, an indication for which there are no approved products. This makes it difficult to predict the timing and costs of the clinical development of BIO89-100 for the treatment of NASH.

We are developing BIO89-100 for the treatment of NASH, an indication for which there are no approved products. Because there is no established regulatory approval process for NASH, the development of a novel product candidates such as BIO89-100 may be more expensive and take longer than for other, better known or extensively studied product candidates. As other companies are in later stages of clinical trials for their potential NASH therapies, we expect that the path for regulatory approval for NASH therapies may continue to evolve in the near term as these other companies refine their regulatory approval strategies and interact with regulatory authorities. Such evolution may impact our future clinical trial designs, including trial size and endpoints, in ways that we cannot predict today. Certain of our competitors have recently experienced regulatory setbacks for NASH therapies following communications from the FDA. We currently do not know the impact, if any, that these setbacks could have on the path for regulatory approval for NASH therapies generally or for BIO89-100. Our anticipated development costs would likely increase if development of BIO89-100 or any future product candidate is delayed because we are required by the FDA to perform studies or trials in addition to, or different from, those that we currently anticipate.

We are also developing BIO89-100 for the treatment of SHTG. Clinical trials for the treatment of SHTG may be relatively costly and time consuming. The requirements for approval by the FDA and comparable foreign regulatory authorities may change over time and this may require changes to ongoing or future clinical trial designs that could impact timelines and cost.

Lack of efficacy, adverse events or undesirable side effects may emerge in clinical trials conducted by third parties developing FGF product candidates, which could adversely affect our stock price, our ability to attract additional capital and our development program.

Lack of efficacy, adverse events or undesirable side effects may emerge in clinical trials conducted by third parties developing FGF product candidates like ours. For example, Bristol-Myers Squibb Company and Akero

Therapeutics, Inc. are also developing FGF21 product candidates for the treatment of NASH. We have no control over their clinical trials or development program, and lack of efficacy, adverse events or undesirable side effects experienced by subjects in their clinical trials could adversely affect our stock price, our ability to attract additional capital and our clinical development plans for BIO89-100 or even the viability of BIO89-100 as a product candidate, including by creating a negative perception of FGF therapeutics by healthcare providers or patients.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely, and expect to rely for the foreseeable future, on third-party manufacturers to supply us with BIO89-100 and any future product candidates. We currently have a sole source relationship with BTPH pursuant to which they supply us with BIO89-100. If there should be any disruption in our supply arrangement with BTPH, including any adverse events affecting BTPH, it could have a negative effect on the clinical development of BIO89-100 and other operations while we work to identify and qualify an alternate supply source. In addition, we will require large quantities of BIO89-100 for large clinical trials and to commercialize BIO89-100. Our current manufacturer may not be able to scale production to the larger quantities and we may not be able to find another manufacturer who has the capacity to manufacture a commercial-scale quantity of BIO89-100.

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

We have begun producing certain of the reagents required for the glycoPEGylation at BTPH using the know-how transferred to us from Teva Pharmaceutical Industries Ltd (“Teva”) under our Reagent Supply and Technology Transfer Agreement. We have not completed the manufacturing process for these reagents and cannot guarantee that we will be able to produce them successfully, or scale up our production for the quantities needed commercialization.

Teva continues to supply us with certain reagents and will continue to do so until December 31, 2022. We expect the manufacturing of such reagents will be transferred to a new supplier prior to the end of 2022. Any complications arising under our agreement with Teva or any difficulties securing a new supplier could considerably delay the manufacture of BIO89-100. Any significant delay in the acquisition or decrease in the availability of these raw materials from Teva or any new supplier could considerably delay the manufacture of BIO89-100, which could adversely impact the timing of any planned trials or the regulatory approvals of BIO89-100.

The FDA and other comparable foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and other comparable foreign regulatory authorities also inspect these facilities to confirm compliance with cGMP. We have little to no control regarding the occurrence of third-party manufacturer incidents. Any failure to comply with cGMP requirements or other FDA or comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop BIO89-100 or any future product candidates and market our products following approval. Our sole source supplier, BTPH, has not yet manufactured a commercial product, and as a result, has not been subject to inspection by the FDA and other comparable foreign regulatory authorities.

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

To date, BIO89-100 has been manufactured by a single third-party manufacturer, BTPH, solely for preclinical studies and clinical trials. The process of manufacturing BIO89-100, and in particular, the glycoPEGylation process, is complex, highly regulated, subject to several risks and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of biologic products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot assure you that any stability or other issues relating to the manufacture of BIO89-100 will not occur in the future. We have limited process development capabilities and have access only to external manufacturing capabilities. We do not have and we do not currently plan to acquire or develop the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical trials or commercialization.

We will require substantial additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of BIO89-100 or develop new product candidates.

As a clinical-stage biopharmaceutical company, our operations have consumed significant amounts of cash since our inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we conduct clinical trials of and seek regulatory approvals for BIO89-100. We believe that our existing cash, cash equivalents and short-term investments, together with the proceeds available from our line of credit pursuant to our Loan Agreement (as defined above), will fund our projected operating requirements into the second quarter of 2023.

We will require additional capital to discover, develop, obtain regulatory approval for and commercialize BIO89-100 and any future product candidates. We do not have any committed external source of funds other than the unused portion of the line of credit available to us pursuant to the Loan Agreement. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. If we do not raise additional capital, we may not be able to expand our operations or otherwise capitalize on our business opportunities, our business and financial condition will be negatively impacted and we may need to: significantly delay, scale back or discontinue research and discovery efforts and the development or commercialization of any product candidates or cease operations altogether; seek strategic alliances for research and development programs when we otherwise would not, or at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or relinquish, or license on unfavorable terms, our rights to technologies or any product candidates that we otherwise would seek to develop or commercialize ourselves.

In addition, if BIO89-100 receives approval and is commercialized, we will be required to make milestone and royalty payments to Teva, from whom we acquired certain patents and intellectual property relating to BIO89-100, and from whom we licensed patents and know-how related to glycoPEGylation technology that is used in the manufacture of BIO89-100. For additional information regarding this license agreement, please see Note 5 to of our accompanying audited consolidated financial statements.

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

There are numerous currently approved therapies for treating diseases other than NASH and some of these currently approved therapies may exert effects that could be similar to BIO89-100 in NASH. Many of these approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. This may make it difficult for us to differentiate our products from currently approved therapies, which may adversely impact our business strategy. We expect that if BIO89-100 or any future product candidates are approved, they will be priced at a significant premium over competitive generic products, including branded generic products. Insurers and other third-party payors may also encourage the use of generic products or specific branded products prior to utilization of BIO89-100. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as BIO89-100 or any future product candidates progress through clinical development. In addition, to the extent BIO89-100 or any future product candidates are approved for liver or cardio-metabolic indications, such as SHTG, the commercial success of our products will also depend on our ability to demonstrate benefits over the then-prevailing standard of care, including diet, exercise and lifestyle modifications.

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

Global credit and financial markets have experienced extreme disruptions at various points over the last few decades. If another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our service providers, manufacturers or other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

Our Loan and Security Agreement with Silicon Valley Bank (the “Loan Agreement”) contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay any outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation.

Pursuant to the Loan Agreement, we have pledged substantially all of our assets, other than our intellectual property rights, and have agreed that we may not sell or assign rights to our patents and other intellectual property without the prior consent of Silicon Valley Bank (“SVB”). Additionally, the Loan Agreement contains certain affirmative and negative covenants that could prevent us from taking certain actions without the consent of our lenders. These covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders. The Loan Agreement also includes customary events of default, including, among other things, a change of control. Upon the occurrence and continuation of an event of default, all amounts due under the Loan Agreement become (in the case of a bankruptcy event), or may become (in the case of all other events of default and at the option of SVB), immediately due and payable. If an event of default under the Loan Agreement should occur, we could be required to immediately repay any outstanding indebtedness. If we are unable to repay such debt, the lenders would be able to foreclose on the secured collateral, including our cash accounts, and take other remedies permitted under the Loan Agreement. Even if we are able to repay any indebtedness on an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned.

We may encounter difficulties in managing our growth, which could adversely affect our operations.

We are in the early stages of building the full team that we anticipate we will need to complete the development BIO89-100 and other future product candidates. As we advance our preclinical and clinical development programs for product candidates, seek regulatory approval in the United States and elsewhere and increase the number of ongoing product development programs, we anticipate that we will need to increase our product development, scientific and administrative headcount. We will also need to establish commercial capabilities in order to commercialize any product candidates that may be approved. Such an evolution may impact our strategic focus and our deployment and allocation of resources. Our ability to manage our operations and growth effectively depends upon the continual improvement of our procedures, reporting systems and operational, financial and management controls. We may not be able to implement administrative and operational improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, in order to continue to meet our obligations as a public company and to support our anticipated long-term growth, we will need to increase our general and administrative capabilities. Our management, personnel and systems may experience difficulty in adjusting to our growth and strategic focus.

We must attract and retain highly skilled employees in order to succeed. If we are not able to retain our current senior management team and our scientific advisors or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer.

We may not be able to attract or retain qualified personnel and consultants due to the intense competition for such individuals in the biotechnology and pharmaceutical industries. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, it may significantly impede the achievement of our development and commercial objectives and our ability to implement our business strategy. In addition, we are highly dependent on the development, regulatory, manufacturing, commercialization and financial expertise of the members of our executive team, as well as other key employees and consultants. If we lose one or more of our executive officers or other key employees or consultants, our ability to implement our business strategy successfully could be seriously harmed.

We are developing a new drug product formulation for BIO89-100 and we may be unsuccessful. Any changes in methods of product candidate manufacturing or formulation may result in the need to perform new clinical trials or obtain new drug product, which would require additional costs and cause delay.

We are developing a new drug product formulation of BIO89-100 for late stage clinical trials and commercialization. Our current drug product is stored as a frozen liquid and is therefore not well-suited to larger clinical trials or commercialization. We have developed a new refrigerated liquid formulation and have engaged a formulation development company to also explore a freeze-dried, or lyophilized, formulation. We have commenced development of a pre-filled syringe for the new drug product formulation and we also plan to begin development of a pen-type autoinjector. There is no assurance that we will be successful in developing a new drug product formulation, a pre-filled syringe or an autoinjector on a timely basis or at all, which could impede our development and commercialization strategy for BIO89-100. The FDA or other comparable foreign regulatory authorities could require nonclinical studies or clinical trials to support introduction of any new formulation, pre-filled syringe and autoinjector, which could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase our clinical trial costs, delay approval of BIO89-100 and jeopardize our ability to commence product sales and generate revenue from BIO89-100, if approved.

We rely on third parties for certain aspects of our product candidate development process and we may not be able to obtain and maintain the third-party relationships that are necessary to develop, commercialize and manufacture some or all of our product candidates.

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

Although the development and commercialization of BIO89-100 is currently our primary focus, as part of our longer-term growth strategy, we plan to evaluate the development and commercialization of other therapies related to NASH and other liver and cardio-metabolic diseases. The success of this strategy depends primarily upon our ability to identify and validate new therapeutic candidates, and to identify, develop and commercialize new drugs and biologics. Our research efforts may initially show promise in discovering potential new drugs and biologics, yet fail to yield product candidates for clinical development for a number of reasons.

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of our product candidates. Collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense.

We may not be successful in our efforts to identify, in-license or acquire, discover, develop or commercialize additional product candidates.

We may seek to identify, in-license or acquire, discover, develop and commercialize additional product candidates. We cannot assure you that our effort to in-license or acquire additional product candidates will be successful. Even if we are successful in in-licensing or acquiring additional product candidates, their requisite development activities may require substantial resources, and we cannot assure you that these development activities will result in regulatory approvals.

Our international operations may expose us to business, regulatory, political, operational, financial, pricing and reimbursement risks associated with doing business outside of the United States.

Our use of our international facilities subject us to U.S. and foreign governmental trade, import and export, and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Doing business internationally potentially involves a number of risks, any of which could harm our ongoing international clinical operations and supply chain, as well as any future international expansion and operations and, consequently, our business, financial condition, prospects and results of operations.

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

We are exposed to the risk of fraud or other misconduct by our employees, contractors, vendors, principal investigators, consultants or future partners. Misconduct by these parties could include failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with federal and state healthcare fraud and abuse laws and regulations, to report financial information or data timely, completely or accurately, or to disclose unauthorized activities to us. Most states also have statutes or regulations similar to these federal laws, which may apply to items such as pharmaceutical products and services reimbursed by private insurers. We and/or our future partners may be subject to administrative, civil and criminal sanctions for violations of any of these laws.

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

In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. Our internal technology systems and infrastructure, and those of our current or future third-party collaborators, service providers, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access or use resulting from malware, natural disasters, terrorism, war and telecommunication and electrical failures, denial-of-service attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks, persons inside our organizations (including employees or contractors), loss or theft, or persons with access to systems inside our organization. While to our knowledge we have not experienced any material system failure, accident or security breach to date we have been subject to periodic phishing attempts. If a material system failure, accident or security breach were to occur and cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in a material disruption of our development programs and significant reputational, financial, legal, regulatory, business or operational harm.

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

We do not expect BIO89-100 or any future product candidate to be commercially available for several years, if at all. BIO89-100 is and any future product candidate will be subject to strict regulation by regulatory authorities in the United States and in other countries. We cannot market any product candidate until we have completed all necessary preclinical studies and clinical trials and have obtained the necessary regulatory approvals. We do not know whether regulatory agencies will grant approval for BIO89-100 or any future product candidate. Even if we complete preclinical studies and clinical trials successfully, we may not be able to obtain regulatory approvals or we may not receive approvals to make claims about our products that we believe to be necessary to effectively market our products. Data obtained from preclinical studies and clinical trials is subject to varying interpretations that could delay, limit or prevent regulatory approval, and failure to comply with regulatory requirements or inadequate manufacturing processes are examples of other problems that could prevent approval. The regulatory authorities in the United States and the EU have not approved any products for the treatment of NASH, and while there are recent guidelines issued by the FDA for the development of drugs for the treatment of NASH and a FDA surrogate endpoint table for drug approval that includes SHTG, it is unclear whether the requirements for approval will change in the future. Any such changes may require us to conduct new trials that could delay our timeframe and increase the costs of our programs related to BIO89-100 or any future product candidate for the treatment of NASH or SHTG. While the FDA has approved reduction in triglycerides levels as a surrogate endpoint for the full approval of drugs for the treatment of SHTG, it is unclear whether this endpoint will apply to any product candidates that we develop. If such endpoint is not deemed to apply to our product candidates, it would delay our development timeline and increase the costs of our programs for the treatment of SHTG. We have not had any discussions with the FDA regarding a surrogate endpoint or accelerated approval regulations. However, we currently expect that our SHTG program would be subject to smaller clinical trials and that we may expect a relatively quicker overall development timeline for this indication. These expectations are based on a published FDA surrogate endpoint table for drug approval that includes SHTG, as well as the development path followed by other companies that developed an SHTG therapy.

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

Currently, we do not have any product candidates that have received regulatory approval. The time required to obtain approval from the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions. It is possible that none of BIO89-100 or any future product candidates will ever obtain regulatory approval. BIO89-100 or any future product candidate could fail to receive regulatory approval from the FDA or comparable foreign regulatory authorities for many reasons, including those referenced in Part I, Item 1. “Business—Government Regulation and Product Approval”. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of the product candidate.

Even if BIO89-100 or any future product candidate receives regulatory approval, it may still face future development and regulatory difficulties.

Even if we obtained regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP, regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, or undesirable side effects caused by such products are identified, a regulatory agency may: issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product; mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners; require that we conduct post-marketing studies; require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance; seek an injunction or impose civil or criminal penalties or monetary fines; suspend marketing of, withdraw regulatory approval of or recall such product; suspend any ongoing clinical studies; refuse to approve pending applications or supplements to applications filed by us; suspend or impose restrictions on operations, including costly new manufacturing requirements; or seize or detain products, refuse to permit the import or export of products or require us to initiate a product recall. The occurrence of any event or penalty described above may inhibit our ability to commercialize our products and generate product revenue.

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

Third parties may initiate legal proceedings against us alleging that we infringe their intellectual property rights or we may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties.

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

Although we have reviewed certain third-party patents and patent filings that we believe may be relevant to our therapeutic candidates or products, we have not conducted a freedom-to-operate search or analysis for any of our therapeutic candidates or products, and we may not be aware of patents or pending or future patent applications that, if issued, would block us from commercializing our product candidates. Thus, we cannot guarantee that our product candidates, or our commercialization thereof, do not and will not infringe any third party’s intellectual property.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of our common stock. Certain holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have filed a registration statement registering under the Securities Act the shares of our common stock reserved for issuance under our 2019 Equity Incentive Plan, including shares issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Further, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt or equity securities.

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

General Risk Factors

Our directors, executive officers and current holders of 5% or more of our capital stock have substantial control over our company, which could limit your ability to influence the outcome of matters subject to stockholder approval, including a change of control.

As of December 31, 2020, our executive officers, directors and other holders of 5% or more of our common stock beneficially owned a majority of our outstanding common stock. As a result, our executive officers, directors and other holders of 5% or more of our common stock, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, executive officers and other holders of 5% or more of our common stock, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company.

We previously identified material weaknesses in our internal control over financial reporting, which have been remediated. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to produce timely and accurate financial statements, and we or our independent registered public accounting firm may conclude that our internal control over financial reporting is not effective, which could adversely affect our investors’ confidence and our stock price.

As an emerging growth company under the JOBS Act, our management is required to report upon the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company and reach accelerated filer status. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. As previously disclosed, in connection with our financial statement close process for 2018, we identified material weaknesses in the design and operating effectiveness of our internal control over financial reporting. While we have remediated such material weaknesses, we cannot assure you that we have identified all material weaknesses or that there will not be additional material weaknesses or deficiencies that we will identify in the future.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could prevent a third party from acquiring us (even if an acquisition would benefit our stockholders), may limit the ability of our stockholders to replace our management and limit the price that investors might be willing to pay for shares of our common stock.

Our amended and restated certificate of incorporation and our amended and restated bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions could delay or prevent a change in control of the company and could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, as a Delaware corporation, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in a business combination specified in the statute with an interested stockholder (as defined in the statute) for a period of three years after the date of the transaction in which the person first becomes an interested stockholder, unless the business combination is approved in advance by a majority of the independent directors or by the holders of at least two-thirds of the outstanding disinterested shares. The application of Section 203 of the Delaware General Corporation Law could also have the effect of delaying or preventing a change of control of us.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain actions or proceedings under Delaware statutory or common law. Our amended and restated certificate of incorporation provides further that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable, we may incur additional costs associated with resolving such action in other jurisdictions.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space, which consists of approximately 1,600 square feet located at 6 Hamada Street, Herzliya, 4673340, Israel. This lease expires on April 30, 2021. We also lease office space at 142 Sansome Street, San Francisco, California 94104, which consists of approximately 3,600 square feet. This lease expires on January 14, 2022. We believe that our current spaces are adequate for our needs. We also believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

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

As of March 1, 2021, there were approximately 12 stockholders of record of our common stock.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, BIO89-100, a specifically engineered glycoPEGylated analog of FGF21, is currently being developed for the treatment of NASH and for the treatment of SHTG. NASH is a severe form of NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, HCC and death. There are currently no approved products for the treatment of NASH. In September 2020, we announced positive topline data from the Phase 1b/2a trial of BIO89-100 in NASH. We plan to initiate a Phase 2b trial in NASH patients in the first half of 2021. In December 2020, we initiated a paired-biopsy open-label cohort as part of the Phase 1b/2a trial in NASH patients assessing histology endpoints with topline data anticipated by the end of 2021. SHTG is a condition identified by severely elevated levels of triglycerides (greater than or equal to 500 mg/dL), which is associated with an increased risk of NASH, cardiovascular events and acute pancreatitis. We initiated our Phase 2 trial (ENTRIGUE) in SHTG patients in the third quarter of 2020 and expect to report topline data in the second half of 2021.

We commenced operations in 2018 and have devoted substantially all of our resources to raising capital, acquiring our initial product candidate, identifying and developing BIO89-100, licensing certain related technology, conducting research and development activities (including preclinical studies and clinical trials) and providing general and administrative support for these operations. Prior to our initial public offering (“IPO”), we had funded our operations primarily from the issuance and sale of capital stock. In November 2019, we completed our IPO pursuant to which we issued 6,100,390 shares of our common stock at a price of $16.00 per share. We received net proceeds of $87.7 million from the IPO.

In July 2020, we completed an underwritten public offering of 3,047,040 shares of our common stock, including 397,440 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price of $27.50 per share. We raised a total of $83.8 million in gross proceeds from the offering, or approximately $78.2 million in net proceeds after deducting underwriters’ discounts and commissions of $5.0 million and offering costs of approximately $0.6 million.

In September 2020, we completed an underwritten public offering of 3,025,000 shares of our common stock, at a public offering price of $28.00 per share. We raised a total of $84.7 million in gross proceeds from the offering, or approximately $79.5 million in net proceeds after deducting underwriting discounts and commissions of $4.6 million and offering costs of approximately $0.6 million.

As of December 31, 2020, our cash, cash equivalents and short-term investments totaled $204.6 million. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments together with the proceeds available under our term loan facility will be sufficient to meet our anticipated cash requirements through the second quarter of 2023.

We have incurred net losses since our inception. Our net losses for the years ended December 31, 2020 and 2019 were $49.5 million and $57.4 million, respectively. As of December 31, 2020, we had an accumulated deficit of $123.1 million. We expect to continue to incur significant expenses and increasing operating losses as we advance BIO89-100 and any future product candidates through clinical trials, seek regulatory approval for BIO89-100 and any future product candidates, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, protect our intellectual property, prepare for and, if approved, proceed to commercialization of BIO89-100 and any future product candidates, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Impact of COVID-19 Pandemic

The ongoing COVID-19 pandemic has disrupted and may continue to disrupt our business and delay our preclinical and clinical programs and timelines. The extent to which the COVID-19 pandemic may impact our future operating results and financial condition is uncertain. We initiated our Phase 2 trial (ENTRIGUE) in SHTG patients in the third quarter of 2020 as well as a new paired-biopsy open-label histology cohort as part of the Phase 1b/2a trial in the fourth quarter of 2020. The COVID-19 surge observed late in the fourth quarter of 2020 and the first quarter of 2021 has impacted enrollment in these studies. We plan to initiate a Phase 2b trial in NASH patients in the first half of 2021. We do not yet know the full extent of potential delays, which could prevent or delay us from obtaining approval for BIO89-100. For more information regarding risks related to the ongoing COVID-19 pandemic, please see the risk factor entitled “The ongoing COVID-19 pandemic has resulted and may in the future result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business,” in Part I. Item 1A of this Annual Report on Form 10-K. To the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth under “Risk Factors” in this Annual Report on Form 10-K.

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

We expense all research and development expenses in the periods in which they are incurred. We accrue for costs incurred as the services are being provided by monitoring the status of specific activities and the invoices received from our external service providers. We adjust our accrued expenses as actual costs become known.

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

Other Expenses, Net

Other expenses, net primarily consists of the revaluation of our convertible preferred stock liability, prior to extinguishment upon our IPO.

Results of Operations

Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	Change
Operating expenses:
Research and development	$36,199	$21,346	$14,853
General and administrative	13,156	5,294	7,862
Total operating expenses	49,355	26,640	22,715
Loss from operations	(49,355)	(26,640)	(22,715)
Other expenses, net	(203)	(30,562)	30,359
Income tax benefit (expense)	59	(218)	277
Net loss	$(49,499)	$(57,420)	$7,921

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	Change
Clinical development	$13,613	$5,453	$8,160
Contract manufacturing	12,995	7,257	5,738
Preclinical costs	1,684	4,072	(2,388)
Personnel-related expenses	6,841	3,688	3,153
Other expenses	1,066	876	190
Total research and development expenses	$36,199	$21,346	$14,853

Research and development expenses increased by $14.9 million, or 70%, to $36.2 million in 2020 compared to $21.3 million in 2019. The change was primarily due to an increase of $8.2 million in clinical development costs as a result of our ongoing Phase 1b/2a study in NASH and the initiation of our Phase 2 trial (ENTRIGUE) in SHTG patients in the third quarter of 2020, as well as our new paired-biopsy histology cohort as part of the Phase 1b/2a trial in the fourth quarter of 2020, an increase of $5.7 million in contract manufacturing costs as a result of the manufacture of additional supplies for our ongoing clinical trials, including our clinical trials initiated in the second half of 2020 and an increase of $3.2 million in personnel-related costs, including share-based compensation, due to higher headcount. The increases were partially offset by a decrease of $2.4 million in preclinical costs. The timing of such preclinical costs is dependent upon the status and stage of our clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $7.9 million, or 149%, to $13.2 million in 2020 compared to $5.3 million in 2019. The change was primarily due to an increase of $4.2 million in personnel-related costs, including share-based compensation, driven by higher headcount, an increase of $2.5 million in professional services including legal and accounting consulting service fees and an increase of $1.4 million in insurance related costs. The increases were partially offset by a decrease of $0.3 million in travel related expenses.

Other Expenses, Net

Other expenses, net decreased by $30.4 million to $0.2 million in 2020 compared to $30.6 million in 2019. In 2019, other expenses, net consisted primarily of the revaluation of our convertible preferred stock liability which was extinguished upon our IPO in November 2019.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of December 31, 2020, we had available cash, cash equivalents and short-term investments of $204.6 million and an accumulated deficit of $123.1 million. Prior to our IPO, we funded our operations from the issuance and sale of capital stock. In connection with our IPO, we issued and sold an aggregate of 6,100,390 shares of common stock at a price of $16.00 per share. We received proceeds of $87.7 million, net of underwriting discounts and commissions and estimated offering costs.

In April 2020, we entered into a secured term loan facility with an aggregate committed principal amount of up to $15.0 million. As of December 31, 2020, we had not drawn any amount under the term loan facility.

In July 2020, we completed an underwritten public offering of 3,047,040 shares of our common stock, including 397,440 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares, at a public offering price of $27.50 per share. Upon completion of the offering, we received gross proceeds of $83.8 million, before deducting underwriting discounts and commissions and offering expenses.

In September 2020, we completed an underwritten public offering of 3,025,000 shares of our common stock, at a public offering price of $28.00 per share. Upon completion of the offering, we received gross proceeds of $84.7 million, before deducting underwriting discounts and commissions and offering expenses.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(46,244)	$(25,460)
Net cash used in investing activities	(106,832)	(139)
Net cash provided by financing activities	157,924	107,702
Net increase in cash and cash equivalents, and restricted cash	$4,848	$82,103

Net Cash Used in Operating Activities

During the year ended December 31, 2020, net cash used in operating activities was $46.2 million, which consisted of a net loss of $49.5 million and a net change of $1.0 million in our net operating assets and liabilities, partially offset by non-cash charges of $4.3 million. The change in our operating assets and liabilities was primarily due to a $3.6 million increase in prepaid and other current assets due to the timing of payments as well as increased scale of operations and the initiation of clinical trials in the second half of 2020, offset in part by a $2.6 million increase in accounts payable and accrued expenses as we grew our operations. The non-cash charges are primarily comprised of $3.8 million in share-based compensation, $0.3 million in amortization of premium on available-for-sale securities and $0.2 million in amortization of debt issuance costs.

During the year ended December 31, 2019, net cash used in operating activities was $25.5 million, which consisted of a net loss of $57.4 million, partially offset by non-cash charges of $31.0 million and a net change of $0.9 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of the revaluation of our convertible preferred stock liability of $30.6 million and $0.4 million in share-based compensation. The change in our operating assets and liabilities was primarily due to a $2.9 million increase in accounts payable and accrued expenses as we grew our operations, offset in part by a $2.0 million increase in other current assets and other assets due to the timing of payments.

Net Cash Used in Investing Activities

During the year ended December 31, 2020, net cash used in investing activities was $106.8 million, which consisted of $118.9 million in purchases of available-for-sale securities and $0.1 million in purchases of property and equipment, offset in part by $12.2 million in proceeds from maturities of available-for-sale securities.

During the year ended December 31, 2019, net cash used in investing activities consisted of purchases of property and equipment.

Net Cash Provided by Financing Activities

During the year ended December 31, 2020 net cash provided by financing activities was $157.9 million, which consisted of $157.7 million in net proceeds from the issuance of common stock from our public offerings and $0.4 million in proceeds from the issuance of common stock upon exercise of stock options and employee share purchase plan (“ESPP”) purchases, offset in part by a $0.2 million payment of debt issuance costs.

During the year ended December 31, 2019 net cash provided by financing activities was $107.7 million, which consisted of $87.7 million in net proceeds from our initial public offering and $20.0 million in net proceeds from the issuance and sale of our convertible preferred stock.

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

Share-Based Compensation

We measure compensation expense related to share-based awards granted to employees, directors, and non-employee service providers, including stock options, based on the estimated fair value. We estimate the fair value of the awards on the date of grant, and the resulting share-based compensation, using the Black-Scholes option-pricing model. The grant date fair value of the share-based awards, which have graded vesting, is recognized as an expense using the straight-line method over the requisite service period of each award, which is generally the vesting period of the respective awards. We recognize forfeitures as they occur.

We use the Black-Scholes option-pricing model to estimate the fair value of stock option awards that requires the use of subjective assumptions to determine the fair value of share-based awards. These assumptions include:

•

Expected volatility—Since we have limited trading history for our common stock due to our short trading history, the expected volatility is estimated based on the volatility of comparable publicly traded biotechnology companies during the equivalent period of the calculated expected term of the options granted. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.

•

Expected term—The expected term of options granted to employees and directors is determined using the “simplified” method. Under this approach, the expected term is presumed to be the midpoint between the weighted-average vesting term and the contractual term of the option. The simplified method makes the assumption that the employee will exercise share options evenly over the period when the share options are vested and ending on the date when the share options would expire. The expected option term for options granted to non-employees is estimated on a grant-by-grant basis.

•	Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon bonds in effect on the grant date for periods with an equivalent expected term as the option.
•	Expected dividend—We have never paid dividends and have no foreseeable plans to pay dividends on our shares of common stock. Therefore, we use an expected dividend of zero.

We will continue to use judgment in evaluating the expected volatility and expected term utilized for our share-based compensation calculations on a prospective basis.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements appearing under Part II Item 8 for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

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

Item 8. Financial Statements and Supplementary Data.

89BIO, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
89bio, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of 89bio, Inc. and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

San Francisco, California
March 24, 2021

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of 89bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of 89bio, Inc. and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flow, for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 18, 2020

We began serving as the Company’s auditor in 2019. In 2020, we became the predecessor auditor.

89bio, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$98,183	$93,335
Restricted cash	25	25
Short-term investments	106,446	—
Prepaid and other current assets	5,548	1,966
Total current assets	210,202	95,326
Property and equipment, net	166	155
Other assets	706	72
Total assets	$211,074	$95,553
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,065	$989
Accrued expenses	6,048	4,620
Total current liabilities	8,113	5,609
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized as of December 31, 2020 and 2019, respectively, no shares issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of December 31, 2020 and 2019, respectively; 19,931,660 and 13,788,982 shares issued and outstanding as of December 31, 2020 and 2019, respectively	20	14
Additional paid-in capital	326,046	163,526
Accumulated other comprehensive loss	(10)	—
Accumulated deficit	(123,095)	(73,596)
Total stockholders’ equity	202,961	89,944
Total liabilities and stockholders’ equity	$211,074	$95,553

The accompanying notes are an integral part of these consolidated financial statements.

89bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$36,199	$21,346
General and administrative	13,156	5,294
Total operating expenses	49,355	26,640
Loss from operations	(49,355)	(26,640)
Other expenses, net	(203)	(30,562)
Net loss before income tax	(49,558)	(57,202)
Income tax benefit (expense)	59	(218)
Net loss	$(49,499)	$(57,420)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	8	—
Foreign currency translation adjustments	(18)	—
Total other comprehensive loss	$(10)	$—
Comprehensive loss	$(49,509)	$(57,420)
Net loss per share, basic and diluted	$(3.08)	$(24.49)
Weighted-average shares used to compute net loss per share, basic and diluted	16,087,785	2,344,191

The accompanying notes are an integral part of these consolidated financial statements.

89bio, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Loss	Deficit	Equity
Balance as of December 31, 2018	24,000,000	$23,073	611,226	$1	$118	$—	$(16,176)	$(16,057)
Issuance of convertible preferred stock, net of issuance costs of $0 and settlement of the convertible preferred stock liability of $6,673	20,000,000	26,673	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock upon completion of initial public offering	(44,000,000)	(49,746)	7,077,366	7	49,739	—	—	49,746
Issuance of common stock in connection with initial public offering, net of issuance costs of $3,083	—	—	6,100,390	6	87,685	—	—	87,691
Capital contribution related to extinguishment of convertible preferred stock liability	—	—	—	—	25,595	—	—	25,595
Share-based compensation	—	—	—	—	389	—	—	389
Net loss	—	—	—	—	—	—	(57,420)	(57,420)
Balance as of December 31, 2019	—	—	13,788,982	14	163,526	—	(73,596)	89,944
Issuance of common stock upon public offerings, net of issuance costs of $1,208	—	—	6,072,040	6	157,674	—	—	157,680
Issuance of common stock upon exercise of stock options	—	—	63,366	—	271	—	—	271
Issuance of common stock upon ESPP purchase	—	—	7,272	—	134	—	—	134
Issuance of common stock warrant in connection with debt financing	—	—	—	—	634	—	—	634
Share-based compensation	—	—	—	—	3,807	—	—	3,807
Net loss	—	—	—	—	—	—	(49,499)	(49,499)
Other comprehensive loss	—	—	—	—	—	(10)	—	(10)
Balance as of December 31, 2020	—	$—	19,931,660	$20	$326,046	$(10)	$(123,095)	$202,961

The accompanying notes are an integral part of these consolidated financial statements.

89bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(49,499)	$(57,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	60	17
Share-based compensation	3,807	389
Deferred tax assets	(69)	20
Revaluation of convertible preferred stock liability	—	30,597
Amortization of premium on available-for-sale securities	268	—
Amortization of debt issuance costs	230	—
Changes in operating assets and liabilities:
Prepaids and other current assets	(3,600)	(1,918)
Other assets	—	(72)
Accounts payable	1,131	(520)
Accrued expenses	1,428	3,447
Net cash used in operating activities	(46,244)	(25,460)
Cash flows from investing activities:
Purchases of available-for-sale securities	(118,895)	—
Proceeds from maturities of available-for-sale securities	12,189	—
Purchases of property and equipment	(126)	(139)
Net cash used in investing activities	(106,832)	(139)
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offerings, net of issuance costs	157,680	—
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	—	87,691
Proceeds from issuance of convertible preferred stock and convertible preferred stock liability, net of issuance costs	—	20,000
Proceeds from issuance of common stock upon stock option exercises	271	—
Proceeds from issuance of common stock upon ESPP purchases	134	—
Proceeds from issuance of common stock	—	11
Payment of debt issuance costs	(161)	—
Net cash provided by financing activities	157,924	107,702
Net increase in cash and cash equivalents, and restricted cash	4,848	82,103
Cash and cash equivalents, and restricted cash at beginning of period	93,360	11,257
Cash and cash equivalents, and restricted cash at end of period	$98,208	$93,360
Components of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$98,183	$93,335
Restricted cash	25	25
Total cash and cash equivalents, and restricted cash	$98,208	$93,360
Supplemental disclosures of noncash information:
Issuance of common stock warrant in connection with term loan facility	$634	$—
Property and equipment purchases included in accounts payable	$—	$55
Cash paid for taxes	$142	$106
Conversion of convertible preferred stock into common stock at close of initial public offering	$—	$49,746
Capital contribution related to extinguishment of convertible preferred stock liability	$—	$25,595

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

89bio, Inc. was formed as a Delaware corporation in June 2019, for the purpose of completing an initial public offering (“IPO”) and related transactions in order to carry on the business of 89Bio Ltd., which was incorporated in Israel in January 2018.

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

Public Offerings

In November 2019, 89bio, Inc. completed its IPO, pursuant to which it issued and sold an aggregate of 6,100,390 shares of common stock (inclusive of 795,703 shares pursuant to the underwriters’ option to purchase additional shares), at the IPO price of $16.00 per share, resulting in net proceeds of $87.7 million after deducting underwriting discounts and commissions of $6.8 million and other offering expenses of $3.1 million. Upon the closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into 7,077,366 shares of common stock of 89bio, Inc. based on a proportional adjustment to the conversion ratio of the convertible preferred stock on a 1-for-6.217 basis.

In July 2020, the Company completed an underwritten public offering of 3,047,040 shares of its common stock (inclusive of 397,440 shares pursuant to the underwriters’ option to purchase additional shares), at the public offering price of $27.50 per share. The Company raised a total of $83.8 million in gross proceeds from the offering, or approximately $78.2 million in net proceeds after deducting underwriting discounts and commissions of $5.0 million and offering costs of approximately $0.6 million.

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

Liquidity

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. To date, the Company has not generated revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses for the foreseeable future until it completes development of its products and seeks regulatory approvals to market such products. The Company had cash, cash equivalents and short-term investments of $204.6 million as of December 31, 2020.

The Company expects that its cash, cash equivalents and short-term investments as of December 31, 2020, together with proceeds available from the Company’s term loan (see Note 6), will be sufficient to fund operating expenses and capital expenditure requirements for a period of at least one year from the date these audited consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”).

89bio, Inc.

Notes to Consolidated Financial Statements

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

Reclassification

Certain prior year footnote amounts have been updated for consistency with the current year presentation. Such reclassification has no effect on the consolidated financial statements.

Foreign Currencies

Certain transactions during the years ended December 31, 2020 and 2019 were denominated in currencies other than the U.S. dollar. Gains and losses from foreign currency transactions were not material for all periods presented and are reflected in the consolidated statements of operations and comprehensive loss as a component of other expenses, net. The Company’s subsidiary in Lithuania uses the Euro as its functional currency for financial reporting. The re-measurement from Euros to U.S. dollars results in translation gain and loss adjustments, which are reflected as a component of comprehensive loss as foreign currency translation adjustments.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include but are not limited to the fair value of stock options and certain accrued expenses. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

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

The ongoing COVID-19 pandemic has disrupted and may continue to disrupt the Company’s business and delay its preclinical and clinical programs and timelines. The Company does not yet know the full extent of potential delays to clinical trials, which could prevent or delay the Company from obtaining approval for BIO89-100. The extent to which the COVID-19 pandemic may impact the Company’s future operating results and financial condition is uncertain.

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

Restricted Cash

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

89bio, Inc.

Notes to Consolidated Financial Statements

Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other expenses, net. The cost of investments sold is based on the specific-identification method. There are no material realized gains or losses on investments for the periods presented. Interest on available-for-sale securities is included in other expenses, net and is not material for all periods presented.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, generally ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the assets’ estimated useful life or the remaining term of the lease. Upon retirement or sale of the assets, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheets and the resulting gains or losses are recorded in the consolidated statements of operations and comprehensive loss. Maintenance and repair costs are expensed as incurred.

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

Accrued Research and Development Expenses

The Company estimates preclinical and clinical study and research expenses based on the services performed, pursuant to contracts with research institutions that conduct and manage preclinical and clinical studies and research services on its behalf. The Company records the costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued expenses in the consolidated balance sheets. These costs are a component of the Company’s research and development expenses.

The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers under the service agreements. The Company makes judgments and estimates in determining the accrued expenses balance. As actual costs become known, the Company adjusts its accrued expenses. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accrued expenses could materially affect the Company’s results of operations. Contingent milestone payments, if any, are expensed when the milestone results are probable and estimable, which is generally upon achievement of the milestone.

Leases

The Company leases its office facilities under non-cancelable operating lease agreements and recognizes related rent expense on a straight-line basis over the term of the lease.

89bio, Inc.

Notes to Consolidated Financial Statements

Convertible Preferred Stock Liability

The freestanding instruments related to the commitment by the Series A convertible preferred stockholders to purchase and by the Company to sell its Series A convertible preferred stock in subsequent closings, contingent upon the achievement of certain developmental milestones and approval by the board of directors, at a fixed price per stock, were considered a liability (or an asset), measured at fair value as the shares underlying the rights contained liquidation preferences upon certain “deemed liquidation events” that were not solely within the Company’s control and which were considered in-substance contingent redemption features. The instruments were subject to revaluation at each balance sheet date until settlement or extinguishment, with revaluations recognized as either a component of other expenses, net in the consolidated statements of operations and comprehensive loss, or additional paid-in capital in the consolidated balance sheets. Upon the completion of the Company’s IPO, the remaining shares of convertible preferred stock that were previously issuable under subsequent closings were no longer issuable. Accordingly, the preferred stock liability was extinguished and because the transaction occurred between related parties, the resulting $25.6 million was accounted for as a capital contribution by the preferred stockholders.

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

The Black-Scholes option pricing model requires a number of assumptions, of which the most significant are expected volatility, expected option term (the time from the grant date until the options are exercised or expire), risk-free rate, and expected divided rate. These assumptions include:

•

Expected volatility—Since the Company has limited trading history for its common stock due to its short trading history, the expected volatility is estimated based on the volatility of comparable publicly traded biotechnology companies during the equivalent period of the calculated expected term of the options granted. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.

•

Expected term—The expected term of options granted to employees and directors is determined using the “simplified” method. Under this approach, the expected term is presumed to be the midpoint between the weighted-average vesting term and the contractual term of the option. The simplified method makes the assumption that the employee will exercise share options evenly over the period when the share options are vested and ending on the date when the share options would expire. The expected option term for options granted to non-employees is estimated on a grant-by-grant basis.

•	Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon bonds in effect on the grant date for periods with an equivalent expected term as the option.
•	Expected dividend—The Company has never paid dividends and has no foreseeable plans to pay dividends on its shares of common stock. Therefore, an expected dividend of zero is used.

89bio, Inc.

Notes to Consolidated Financial Statements

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

Basic and Diluted Net Loss per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common stock outstanding together with the number of additional common stock that would have been outstanding if all potentially dilutive common stock had been issued. Since the Company is in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive.

Comprehensive Loss

The Company’s comprehensive loss is comprised of changes in unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.

Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The Company adopted this standard effective from January 1, 2020, with the removed and modified disclosures adopted on a retrospective basis and the new disclosures adopted on a prospective basis. The standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

89bio, Inc.

Notes to Consolidated Financial Statements

3. Fair Value Measurements

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2020 (in thousands):

		As of December 31, 2020
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	Cost	Gains	Losses	Fair Value
Money market funds	Level 1	$46,134	$—	$—	$46,134
Commercial paper	Level 2	76,605	—	(2)	76,603
Agency bonds	Level 2	29,654	15	—	29,669
Corporate debt securities	Level 2	11,890	—	(6)	11,884
U.S. government bonds	Level 2	7,093	—	—	7,093
Municipal bonds	Level 2	5,592	2	(1)	5,593
U.S. treasury bills	Level 2	4,680	—	—	4,680
Agency discount securities	Level 2	200	—	—	200
Total cash equivalents and available-for-sale securities		$181,848	$17	$(9)	$181,856
Classified as:
Cash equivalents					$75,410
Short-term investments					106,446
Total cash equivalents and available-for-sale securities					$181,856

The following table summarizes the Company’s cash equivalents and available-for-sale securities by contractual maturity as of December 31, 2020 (in thousands):

As of December 31, 2020
Within one year	$160,304
After one year through two years	21,552
Total cash equivalents and available-for-sale securities	$181,856

The Company did not hold any financial assets as of December 31, 2019.

The Company’s convertible preferred stock liability represented a Level 3 financial liability measured at fair value on a recurring basis prior to its extinguishment in the fourth quarter of 2019. Accordingly, there was no Level 3 financial liability outstanding during the year ended and as of December 31, 2020.

For the year ended December 31, 2019, changes in the fair value of the Company’s Level 3 financial liability measured on a recurring basis were as follows (in thousands):

Year Ended December 31,
2019
Beginning balance	$1,671
Revaluation of convertible preferred stock liability recorded in other expenses (income), net	30,597
Partial settlement of convertible preferred stock liability upon third closing	(6,673)
Capital contribution related to extinguishment of preferred stock liability	(25,595)
Ending balance	$—

89bio, Inc.

Notes to Consolidated Financial Statements

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

Year Ended
December 31,
2019
Stock price	$0.99-$2.57
Exercise price	$1.00
Expected term (years)	0.00-2.25
Expected volatility	72.0%
Risk-free interest rate	0.0-2.4%

4. Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2020	2019
Computer equipment	$105	$67
Furniture and office equipment	144	111
Total property and equipment	249	178
Less: accumulated depreciation	(83)	(23)
Total property and equipment, net	$166	$155

Depreciation expense for property and equipment was $60,000 and $17,000 for the years ended December 31, 2020 and 2019, respectively.

Accrued Expenses

Accrued expenses consist of the following (in thousands):

	As of December 31,
	2020	2019
Accrued research and development expenses	$2,884	$2,326
Accrued employee and related expenses	2,552	1,396
Accrued professional and legal fees	453	573
Accrued other	159	325
Total accrued expenses	$6,048	$4,620

5. Commitments and Contingencies

Leases

In May 2018, the Company entered into an operating lease agreement for its facility in Israel. The lease term expires in April 2021 and the Company has an option to renew for an additional 12 months. Under the lease agreement, monthly lease payments are approximately $4,000.

89bio, Inc.

Notes to Consolidated Financial Statements

In December 2019, the Company entered into an operating lease for its headquarters in San Francisco. The lease term is for 24 months, expiring in January 2022, and monthly lease payments during 2020 were approximately $17,500.

Future minimum lease payments under the Company’s non-cancellable operating lease obligations as of December 31, 2020, are as follows (in thousands):

As of December 31, 2020
2021	$232
2022	8
Total future minimum annual payments	$240

Rent expense was $273,000 and $159,000 for years ended December 31, 2020 and 2019, respectively. The Company has security deposit balances of $95,000, which are included in restricted cash and other assets in the consolidated balance sheets as of December 31, 2020 and 2019.

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

During the years ended December 31, 2020 and 2019, there were no license payment expenses related to the Teva Agreements.

6. Term Loan

Loan and Security Agreement

In April 2020, the Company and certain of its subsidiaries entered into a Loan and Security Agreement (the “Loan Agreement”) with the lenders referred to therein (the “Lenders”), and Silicon Valley Bank, as collateral agent. The Loan Agreement provides for (i) a secured term A loan facility (the “Term A Loan Facility”) of up to $10.0 million and (ii) a secured term B loan facility (the “Term B Loan Facility”) of up to $5.0 million that is available upon the Company satisfying certain milestones. The Term A Loan Facility matures on November 1, 2022, provided, that if the Term B Loan Facility is funded, the facilities instead mature on September 1, 2023. The loans will bear interest at the greater of (i) 4.50% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 1.25%. As of December 31, 2020, the Company had not drawn any amount under the Loan Agreement.

In connection with the execution of the Loan Agreement, the Company agreed to issue the Lenders warrants to purchase shares of the Company’s common stock. In April 2020, the Company issued Silicon Valley Bank a

89bio, Inc.

Notes to Consolidated Financial Statements

warrant to purchase 25,000 shares of the Company’s common stock with a warrant exercise price of $22.06 per share that is immediately exercisable. The initial expiration date of April 7, 2030 was changed to June 30, 2025 in connection with the July 2020 offering. The Company determined the fair value of the warrant at the issuance date by using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.75%, no dividends, expected volatility of 92.3% and expected term of 10.0 years. Upon issuance, the fair value allocated to the warrant of $0.6 million was recorded as a debt issuance cost and classified within other assets and met the requirements for equity classification within additional paid-in capital on the consolidated balance sheets. An additional warrant to purchase 8,333 shares of the Company’s common stock will be issued in connection with the Term B Loan Facility, if funded, with the exercise price determined on the Company’s stock price at the time of issuance.

Additionally, the Company incurred $0.2 million in closing costs that were recorded as debt issuance costs and classified within other assets on the consolidated balance sheets.

The deferred assets related to the debt issuance cost and warrant are recognized as interest expense over the duration of the Loan Agreement and are recorded within other expenses, net on the consolidated statements of operations and comprehensive loss. As of December 31, 2020, the remaining unamortized debt issuance costs classified within other assets on the consolidated balance sheet is $0.6 million.

7. Convertible Preferred Stock

In April 2018, the Company entered into the Series A Share Purchase Agreement (the “Series A SPA”), pursuant to which the investors committed to invest an aggregate amount of up to $60.0 million for the issuance of shares of Series A convertible preferred stock at a price of $1.00 per share in subsequent closings. Upon the completion of the Company’s IPO on November 13, 2019, there were 16,000,000 remaining shares of convertible preferred stock that were previously issuable that were no longer issuable. Accordingly, the preferred stock liability was extinguished and because the transaction occurred between related parties, the resulting $25.6 million was accounted for as a capital contribution by the preferred stockholders during 2019. Additionally, immediately prior to the completion of the Company’s IPO, all outstanding shares of convertible preferred stock automatically converted into 7,077,366 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital.

8. Share-Based Compensation

Equity Incentive Plans

In 2018, the Company’s board of directors adopted the 89Bio Ltd. 2018 Equity Incentive Plan (the “2018 Plan”). In connection with the Reorganization in September 2019, the Company’s board of directors approved the 2019 Equity Incentive Plan (the “2019 Plan”), which became effective in September 2019. From and after the effective date of the 2019 Plan, the Company will no longer be making any future awards under the 2018 Plan.

The Company initially reserved 2,844,193 shares of common stock for issuance under the 2019 Plan. In addition, the number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2020, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the immediately preceding December 31, or a lesser number of shares determined by the Company’s board of directors. As of December 31, 2020, there were 1,433,991 shares of common stock available for issuance as future option grants under the 2019 Plan.

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

89bio, Inc.

Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

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

The first six-month offering period under the ESPP commenced on January 1, 2020 and ended on June 30, 2020 and the second six-month offering period commenced on July 1, 2020 and ended on December 31, 2020. A total of 7,272 shares of common stock were purchased pursuant to the ESPP for the year ended December 31, 2020. As of December 31, 2020, there were 355,806 shares of common stock available for issuance under the ESPP.

The Company recorded share-based compensation for the periods indicated as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$1,250	$30
General and administrative	2,557	359
Total share-based compensation	$3,807	$389

The fair value of option awards granted for the periods indicated was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2020	2019
Expected term (years)	4.0-6.1	5.9-6.1
Contractual term (years)	10.0	10.0
Expected volatility	86.4-97.6%	61.8-87.6%
Risk-free interest rate	0.2-1.5%	1.6-2.6%
Expected dividend	—	—

The following table summarizes stock option activity for the year ended December 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2019	1,320,243	$3.34	9.23	$30,353
Granted	682,000	29.78
Exercised	(63,366)	4.29
Cancelled	(40,482)	2.87
Balance outstanding as of December 31, 2020	1,898,395	12.79	8.60	$25,918
Exercisable as of December 31, 2020	535,084	$2.58	8.11	$11,684

During the year ended December 31, 2020, the estimated total grant date fair value of options vested was $0.8 million. The weighted-average grant date fair value of options granted for the years ended December 31, 2020 and 2019 was $21.88 and $2.90 per share, respectively. As of December 31, 2020, there was $13.5 million of

89bio, Inc.

Notes to Consolidated Financial Statements

unrecognized share-based compensation cost related to stock options granted under the 2019 Plan, which is expected to be recognized over a weighted-average period of 2.5 years.

9. Income Taxes

Tax Rates Applicable to the Income of the Company and its Subsidiaries

As a result of the Reorganization described in Note 1, the Company is taxed according to U.S. federal and state tax laws and Israeli tax laws. The statutory tax rates applicable to the income of the Company and its subsidiaries are as follows:

	Year Ended December 31,
	2020	2019
89bio, Inc.	21%	21%
89Bio Ltd	23%	23%
89bio Management, Inc.	21%	21%
UAB 89bio Lithuania	15%	15%

The income tax benefit (expense) is comprised of (in thousands):

	Year Ended December 31,
	2020	2019
Current:
Federal	$(11)	$(167)
State	1	(1)
Foreign	—	(30)
Total	(10)	(198)

Deferred:
Federal	69	(20)
Total	69	(20)
Income tax benefit (expense)	$59	$(218)

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	As of December 31,
	2020	2019
U.S. net operating loss carryforwards	$11,342	$1,916
Israel net operating loss carryforwards	3,978	4,328
Research and development expenses	5,392	3,419
Accrued expenses	635	349
Other	658	10
Total deferred tax assets	22,005	10,022
Less: valuation allowance	(21,936)	(10,022)
Net deferred tax assets	$69	$—

U.S. research and development expenses and accrued expenses disclosed for the year ended December 31, 2019 were previously reported in the 2019 notes to the consolidated financial statements as a component of other. The reclassification had no impact on the consolidated financial statements for the year ended December 31, 2019.

89bio, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2020 and 2019, the Company recorded a valuation allowance of $21.9 million and $10.0 million, respectively, in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Realization of deferred tax assets is dependent upon future earnings, if any, the time and amount of which are uncertain. The Company regularly assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes based upon the weight of available evidence that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through an adjustment to income tax expense. The valuation allowance increased by $11.9 million in 2020, which primarily relates to significant taxable losses. The change in valuation allowance during 2020 also includes a partial release of the valuation allowance against deferred tax assets in Israel due to achievement of recent profitability and the expectation of future profitability in the jurisdiction, which decreased the valuation allowance by $69,000 in 2020. The valuation allowance increased by $6.5 million in 2019, which primarily relates to significant taxable losses. It also includes a recapture of the valuation allowance against the Company’s deferred tax assets in the United States due to the Reorganization that occurred in 2019, which increased the valuation allowance by $20,000.

Available Carryforward Tax Losses and Credits

As of December 31, 2020, the Company has an accumulated tax loss carryforward of approximately $54.1 million and $17.3 million for U.S. and Israeli tax purposes, respectively. As of December 31, 2019, the Company has an accumulated tax loss carryforward of approximately $9.1 million and $23.8 million for U.S. and Israeli tax purposes. Federal net operating losses generated after 2017 can be carried forward indefinitely but utilization will be limited to 80% of taxable income in the period that net operating losses are being utilized. Carryforward tax losses in Israel have no expiration date.

As of December 31, 2020, the Company has federal research and development credit carryforwards of approximately $0.6 million, which expire beginning in 2040. As of December 31, 2020 and 2019, the Company has state research and development credit carryforwards of approximately $0.7 million and $0.2 million, respectively, which will carry forward indefinitely.

Loss from Continuing Operations, Before Income Tax

The Company recorded a loss from continuing operations, before income tax for the periods indicated as follows (in thousands):

	Year Ended December 31,
	2020	2019
United States	$(58,760)	$(19,502)
Lithuania	(73)	200
Israel	9,275	(37,900)
Net loss before income tax	$(49,558)	$(57,202)

89bio, Inc.

Notes to Consolidated Financial Statements

Reconciliation of Income Tax Benefit (Expense)

The reconciliation of income tax benefit (expense) based on the statutory tax rate to the effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Income tax benefit computed at statutory rates	$8,285	$13,095
Research and development credits, net of uncertain tax position	815	93
Change in valuation allowance	(11,914)	(6,520)
Change in Israel effective tax rate due to the 2019 reorganization	647	(734)
Foreign rate differential	1,671	—
Revaluation of convertible preferred stock liability	—	(6,039)
Other	555	(113)
Income tax benefit (expense)	$59	$(218)

Research and development credits, net of uncertain tax position disclosed for the year ended December 31, 2019 were previously reported in the 2019 notes to the consolidated financial statements as a component of other. The reclassification has no impact on the consolidated financial statements for the year ended December 31, 2019.

Utilization of the U.S. federal and state net operating losses and credit carryforwards may be subject to an annual limitation provided for in Section 382 of the Internal Revenue Code and similar state codes. Any annual limitation could result in a deferral of the utilization of the net operating loss and credit carryforwards.

Unrecognized Tax Benefits

During the years ended December 31, 2020 and 2019, the amount of gross unrecognized tax benefits increased by $0.3 million and $39,000, respectively. If the total amount of unrecognized tax benefits was recognized, it would not have an impact to the effective tax rate as it would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance.

The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. As of December 31, 2020 and 2019, such interest and penalties are not material.

The Company is subject to taxation in the United States, California, and several foreign jurisdictions. To date, the Company has not been subject to any federal or state income tax audits. The Company is currently under examination by the Israeli taxing authorities for 2019 and 2018. As of December 31, 2020, all tax years remain open to examination.

In March 2020 and December 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and the Consolidated Appropriation Act (“CAA”), respectively, as a result of the COVID-19 pandemic, which contain among other things, numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company has evaluated the current legislation and at this time, does not anticipate the CARES Act or the CAA to have a material impact on its consolidated financial statements.

89bio, Inc.

Notes to Consolidated Financial Statements

10. Net Loss Per Share

The following outstanding potentially dilutive shares, including all outstanding stock options, have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Year Ended December 31,
	2020	2019
Stock options to purchase common stock	1,898,395	1,320,243
Shares available for future option grants	1,433,991	1,523,950
Total	3,332,386	2,844,193

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In 2019 and 2020, we implemented controls to remedy these material weaknesses. In 2019, we hired our Chief Financial Officer, principal accounting officer and additional qualified accounting and finance personnel, formalized our hiring practices and engaged financial consultants to enable the implementation of internal controls over financial reporting. In April 2020, we added a financial expert to the audit committee of the board of directors and in June 2020, we appointed a new board member, who also serves as audit committee chair.

As a result of these remediation activities and based on testing of the new and modified controls for operating effectiveness, our management concluded that we remediated the previously reported material weakness as of December 31, 2020.

Changes in Internal Control over Financial Reporting

Other than the changes in connection with the remediation of our previously disclosed material weaknesses, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“2013 Framework”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Attestation Report of Registered Public Accounting Firm

As an emerging growth company, we are not required to provide and this Annual Report on Form 10-K does not include an attestation report on our internal control over financial reporting issued by the Company’s independent registered public accounting firm. Our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, and are no longer a non-accelerated filer.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to information in our proxy statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”), which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2020, including under the heading “Directors, Executive Officers and Corporate Governance.”

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available on our website located at www.89bio.com, under “Corporate Governance.” We intend to disclose on our website any amendments to, or waivers from, the code of business conduct and ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to information in our 2021 Proxy Statement, including under headings “Executive Compensation” and “Directors, Executive Officers and Corporate Governance.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to information in our 2021 Proxy Statement, including under headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to information in our 2021 Proxy Statement, including under headings “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated herein by reference to information in our 2021 Proxy Statement, including under headings “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:
(1)	Financial Statements

See Index to Consolidated Financial Statements at Part II Item 8 “Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto under Part II Item 8 “Financial Statements and Supplementary Data.”

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

4.3*	Description of Securities

4.4	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 13, 2020)

10.1+	Form of Indemnification Agreement for directors and executive officers (filed with the SEC as Exhibit 10.1 to the Company’s Form S-1 filed on October 11, 2019)

10.2+	Amended and Restated 2019 Equity Incentive Plan and form of agreements thereunder (filed with the SEC as Exhibit 10.2 to the Company’s Form S-1/A filed on October 28, 2019)

10.3+	2019 Employee Stock Purchase Plan (filed with the SEC as Exhibit 10.3 to the Company’s Form S-1/A filed on October 28, 2019)

10.4+

Executive Employment Offer Letter, dated April 15, 2020, by and between the Company and Rohan Palekar (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2020)

10.5+

Amended and Restated Executive Employment Agreement, dated July 28, 2020, by and between 89Bio Ltd. and Ram Waisbourd (filed with the SEC as Exhibit 10.5 to the Company’s S-1 filed on September 14, 2020)

10.6+

Executive Employment Offer Letter, dated April 15, 2020, by and between the Company and Hank Mansbach (filed with the SEC as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2020)

10.7+

Executive Employment Offer Letter, dated April 15, 2020, by and between the Company and Quoc Le-Nguyen (filed with the SEC as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 4, 2020)

10.8+

Executive Employment Offer Letter, dated April 15, 2020, by and between the Company and Ryan Martins (filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2020)

10.9+	Director Offer Letter, dated July 1, 2018, by and between 89Bio Ltd. and Michael Hayden (filed with the SEC as Exhibit 10.9 to the Company’s Form S-1 filed on October 11, 2019)

10.10+	Non-Employee Director Compensation Policy (filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2020)

Exhibit Number	Description
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

10.15

Office Lease by and between 89bio, Inc. and King Family Irrevocable Trust, dated as of December 5, 2019 (filed with the SEC as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 18, 2020)

10.16

Loan and Security Agreement, dated as of April 7, 2020, among Silicon Valley Bank, the Lenders party thereto, 89bio, Inc., 89bio Management, Inc. and 89Bio Ltd. (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2020)

16.1	Letter from Deloitte & Touche LLP, dated April 21, 2020 (filed with the SEC as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020)

21.1+	List of subsidiaries (filed with the SEC as Exhibit 21.1 to the Company’s Form S-1 filed on October 11, 2019)

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†	Portions of the exhibit have been omitted for confidentiality purposes.

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

89bio, Inc.

Date: March 24, 2021	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer and Director (principal executive officer)
Date: March 24, 2021	By:	/s/ Ryan Martins
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

Name	Title	Date

/s/ Rohan Palekar	Chief Executive Officer and Director	March 24, 2021
Rohan Palekar	(principal executive officer)

/s/ Ryan Martins	Chief Financial Officer	March 24, 2021
Ryan Martins	(principal financial and accounting officer)

/s/ Steven Altschuler	Director	March 24, 2021
Steven Altschuler, M.D.

/s/ Derek DiRocco	Director	March 24, 2021
Derek DiRocco, Ph.D.

/s/ Gregory Grunberg	Director	March 24, 2021
Gregory Grunberg, M.D.

/s/ Michael Hayden	Director	March 24, 2021
Michael Hayden, M.B., Ch.B., Ph.D.

/s/ Anat Naschitz	Director	March 24, 2021
Anat Naschitz

/s/ Lota Zoth	Director	March 24, 2021
Lota Zoth, C.P.A.