Form 10-Q
period 2021-03-31
89bio, Inc.
filed 2021-05-14
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of May 7, 2021, the registrant had 20,060,268 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

89bio, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,007	$98,183
Restricted cash	25	25
Short-term available-for-sale securities	121,618	106,446
Prepaid and other current assets	8,286	5,548
Total current assets	197,936	210,202
Property and equipment, net	161	166
Other assets	557	706
Total assets	$198,654	$211,074
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,521	$2,065
Accrued expenses	3,938	6,048
Total current liabilities	8,459	8,113
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	20	20
Additional paid-in capital	328,055	326,046
Accumulated other comprehensive loss	(3)	(10)
Accumulated deficit	(137,877)	(123,095)
Total stockholders’ equity	190,195	202,961
Total liabilities and stockholders’ equity	$198,654	$211,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Operating expenses:
Research and development	$10,131	$7,778
General and administrative	4,608	2,924
Total operating expenses	14,739	10,702
Loss from operations	(14,739)	(10,702)
Other (expenses) income, net	(43)	157
Net loss before tax	(14,782)	(10,545)
Income tax benefit	—	1
Net loss	$(14,782)	$(10,544)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(4)	—
Foreign currency translation adjustments	11	—
Total other comprehensive income	$7	$—
Comprehensive loss	$(14,775)	$(10,544)
Net loss per share, basic and diluted	$0.74	$0.76
Weighted-average shares used to compute net loss per share, basic and diluted	20,010,412	13,789,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2020	19,931,660	$20	$326,046	$(10)	$(123,095)	$202,961
Issuance of common stock upon exercise of stock options	103,170	—	216	—	—	216
Stock-based compensation	—	—	1,793	—	—	1,793
Net loss	—	—	—	—	(14,782)	(14,782)
Other comprehensive income	—	—	—	7	—	7
Balance as of March 31, 2021	20,034,830	$20	$328,055	$(3)	$(137,877)	$190,195

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2019	13,788,982	$14	$163,526	$—	$(73,596)	$89,944
Issuance of common stock upon exercise of stock options	4,876	—	9	—	—	9
Stock-based compensation	—	—	493	—	—	493
Net loss	—	—	—	—	(10,544)	(10,544)
Balance as of March 31, 2020	13,793,858	$14	$164,028	$—	$(84,140)	$79,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,782)	$(10,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	12
Stock-based compensation	1,793	493
Amortization of premium on available-for-sale securities	229	—
Amortization of debt issuance costs	77	—
Changes in operating assets and liabilities:
Prepaid and other current assets	(2,726)	109
Other assets	72	—
Accounts payable	2,450	3,066
Accrued expenses	(2,110)	(888)
Net cash used in operating activities	(14,982)	(7,752)
Cash flows from investing activities:
Purchases of available-for-sale securities	(45,302)	—
Proceeds from maturities of available-for-sale securities	29,896	—
Purchases of property and equipment	(4)	(61)
Net cash used in investing activities	(15,410)	(61)
Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises	216	9
Net cash provided by financing activities	216	9
Net decrease in cash and cash equivalents, and restricted cash	(30,176)	(7,804)
Cash and cash equivalents, and restricted cash at beginning of period	98,208	93,360
Cash and cash equivalents, and restricted cash at end of period	$68,032	$85,556
Components of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$68,007	$85,532
Restricted cash	25	24
Total cash and cash equivalents, and restricted cash	$68,032	$85,556
Supplemental cash flow disclosures:
Property and equipment purchases included in accounts payable and accrued expenses	$6	$54
Cash paid for taxes	$154	$—

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

89bio, Inc. was formed as a Delaware corporation in June 2019, for the purpose of completing an initial public offering and related transactions in order to carry on the business of 89Bio Ltd., which was incorporated in Israel in January 2018.

Public Offerings

In July 2020, the Company completed an underwritten public offering of 3,047,040 shares of its common stock, at the public offering price of $27.50 per share. The Company raised a total of $78.2 million in net proceeds after deducting underwriting discounts and commissions of $5.0 million and offering costs of approximately $0.6 million.

In September 2020, the Company completed an underwritten public offering of 3,025,000 shares of its common stock, at a public offering price of $28.00 per share. The Company raised a total of $79.5 million in net proceeds after deducting underwriting discounts and commissions of $4.6 million and offering costs of approximately $0.6 million.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. To date, the Company has not generated revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses for the foreseeable future until it completes development of its products and seeks regulatory approvals to market such products. The Company had cash, cash equivalents and short-term available-for-sale securities of $189.6 million as of March 31, 2021.

The Company expects that its cash, cash equivalents and short-term available-for-sale securities as of March 31, 2021, together with proceeds available from the Company’s term loan (see Note 6), will be sufficient to fund operating expenses and capital expenditure requirements for a period of at least one year from the date these unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”).

2. Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting.

The accompanying interim condensed consolidated financial statements are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2020 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and comprehensive loss, and cash flows. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 25, 2021.

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

Fair Value Measurements

Financial assets and liabilities are recorded at fair value on a recurring basis in the condensed consolidated balance sheets. The carrying values of Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, prepaid and other current assets, accounts payable, and accrued expenses approximate to their fair value due to the short-term nature of these instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

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

Risks and Uncertainties

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

Investments

Investments have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its available-for-sale investments in debt securities at the time of purchase. Generally, investments with original maturities beyond three months at the date of purchase are classified as short-term because it is management’s intent to use the investments to fund current operations or to make them available for current operations.

Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other (expenses) income, net. The cost of investments sold is based on the specific-identification method. There are no material realized gains or losses on investments for the periods presented. Interest on available-for-sale securities is included in other (expenses) income, net.

Comprehensive Loss

The Company’s comprehensive loss is comprised of changes in unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.

Recent Accounting Pronouncements

In February 2016, the Financial Standards Accounting Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02—Leases (“ASU 2016-02”), requiring the recognition of lease assets and liabilities on the balance sheet. The standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The standard is effective for public entities for fiscal years beginning after December 15, 2018 and for nonpublic entities for fiscal years beginning after December 15, 2021. As an emerging growth company, ASU 2016-02 is effective for the Company for the year ending December 31, 2022 and interim periods within the year ending December 31, 2023. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The standard is effective for public entities for fiscal years beginning after December 15, 2019 and for nonpublic entities for fiscal years beginning after December 15, 2022. As an emerging growth company, ASU 2016-13 is effective for the Company for the year ending December 31, 2023 and interim periods within that fiscal year and must be adopted using a modified retrospective approach, with certain exceptions. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

3. Fair Value Measurements

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2021 (in thousands):

		March 31, 2021
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	Cost	Gains	Losses	Fair Value
Money market funds	Level 1	$53,011	$—	$—	$53,011
Commercial paper	Level 2	74,420	—	(6)	74,414
Agency bonds	Level 2	21,367	14	—	21,381
Corporate debt securities	Level 2	18,794	1	(9)	18,786
Municipal bonds	Level 2	6,241	2	—	6,243
U.S. government bonds	Level 2	5,554	2	—	5,556
Non-U.S. debt securities	Level 2	2,537	—	—	2,537
Total cash equivalents and available-for-sale securities		$181,924	$19	$(15)	$181,928
Classified as:
Cash equivalents					$60,310
Short-term available-for-sale securities					121,618
Total cash equivalents and available-for-sale securities					$181,928

The following table summarizes the Company’s available-for-sale securities by contractual maturity as of March 31, 2021 (in thousands):

March 31, 2021
Within one year	$173,388
After one year through two years	8,540
Total cash equivalents and available-for-sale securities	$181,928

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2020 (in thousands):

		December 31, 2020
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	Cost	Gains	Losses	Fair Value
Money market funds	Level 1	$46,134	$—	$—	$46,134
Commercial paper	Level 2	76,605	—	(2)	76,603
Agency bonds	Level 2	29,654	15	—	29,669
Corporate debt securities	Level 2	11,890	—	(6)	11,884
U.S. government bonds	Level 2	7,093	—	—	7,093
Municipal bonds	Level 2	5,592	2	(1)	5,593
U.S. treasury bills	Level 2	4,680	—	—	4,680
Agency discount securities	Level 2	200	—	—	200
Total cash equivalents and available-for-sale securities		$181,848	$17	$(9)	$181,856
Classified as:
Cash equivalents					$75,410
Short-term available-for-sale securities					106,446
Total cash equivalents and available-for-sale securities					$181,856

The following table summarizes the Company’s available-for-sale securities by contractual maturity as of December 31, 2020 (in thousands):

December 31, 2020
Within one year	$160,304
After one year through two years	21,552
Total cash equivalents and available-for-sale securities	$181,856

4. Accrued Expenses

Accrued expenses consist of the following as of the periods indicted (in thousands):

	March 31,	December 31,
	2021	2020
Accrued research and development expense	$2,121	$2,884
Accrued employee and related expenses	1,067	2,552
Accrued professional and legal fees	543	453
Accrued other expenses	207	159
Total accrued expenses	$3,938	$6,048

5. Commitments and Contingencies

Leases

Future minimum lease payments under the Company’s non-cancellable operating lease obligations as of March 31, 2021, are as follows (in thousands):

March 31, 2021
Remainder of 2021	$166
2022	8
Total future minimum annual payments	$174

Rent expense was $73,000 and $60,000 for the three months ended March 31, 2021 and 2020, respectively.

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

During the three months ended March 31, 2021 and 2020, there were no license payment expenses related to the Teva Agreements.

6. Term Loan

Loan and Security Agreement

In April 2020, the Company and certain of its subsidiaries entered into a Loan and Security Agreement, (as amended, the “Loan Agreement”) with the lenders referred to therein (the “Lenders”), and Silicon Valley Bank, as collateral agent. The Loan Agreement provides for (i) a secured term A loan facility (the “Term A Loan Facility”) of up to $10.0 million and (ii) a secured term B loan facility (the “Term B Loan Facility”) of up to $5.0 million that became available upon the satisfaction of certain milestones, each of which is available to be drawn through May 31, 2021 (see Note 9). The Term A Loan Facility matures on November 1, 2022, provided, that if the Term B Loan Facility is funded, the facilities instead mature on September 1, 2023. The loans will bear interest at the greater of (i) 4.50% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 1.25%. As of March 31, 2021, the Company had not drawn any amount under the Loan Agreement.

In April 2020, in connection with the execution of the Loan Agreement, the Company issued Silicon Valley Bank a warrant to purchase 25,000 shares of the Company’s common stock with a warrant exercise price of $22.06 per share that is immediately exercisable. The initial expiration date of April 7, 2030 was changed to June 30, 2025 in connection with the July 2020 offering. The Company determined the fair value of the warrant at the issuance date by using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.75%, no dividends, expected volatility of 92.30% and expected term of 10.0 years. Upon issuance, the fair value allocated to the warrant of $0.6 million was recorded as a debt issuance cost and classified within other assets and met the requirements for equity classification within additional paid-in capital on the condensed consolidated balance sheets. An additional warrant to purchase 8,333 shares of the Company’s common stock will be issued in connection with the Term B Loan Facility, if funded, with the exercise price determined on the Company’s stock price at the time of issuance.

Additionally, the Company incurred $0.2 million in closing costs that were recorded as debt issuance costs and classified within other assets on the condensed consolidated balance sheets.

The deferred assets related to the debt issuance cost and warrant are recognized as interest expense over the duration of the Loan Agreement and are recorded within other (expenses) income, net on the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2021, the remaining unamortized debt issuance costs classified within other assets on the condensed consolidated balance sheet is $0.5 million.

7. Stockholders’ Equity

Equity Incentive Plan

The Company’s board of directors approved the 2019 Equity Incentive Plan (the “2019 Plan”), which became effective in September 2019.

The Company initially reserved 2,844,193 shares of common stock for issuance under the 2019 Plan. In addition, the number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2020, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the immediately preceding December 31, or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2021, there were 1,633,644 shares of common stock available for issuance as future option grants under the 2019 Plan.

Employee Stock Purchase Plan

In October 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective in November 2019. The Company initially reserved 225,188 shares of common stock for purchase under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on the first day of January for a period of up to ten years, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or a lesser number of shares determined by the Company’s board of directors. Purchases will be accomplished through the participation of discrete offering periods and each offering is expected to be 6 months long. For each offering period, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock on (1) the first trading day of the applicable offering period or (2) the last trading day of the applicable offering period. The first six month offering period under the ESPP commenced on January 1, 2020.

As of March 31, 2021, there were 555,122 shares of common stock available for issuance under the ESPP.

The Company recorded stock-based compensation for the periods indicated as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Research and development	$639	$192
General and administrative	1,154	301
Total stock-based compensation	$1,793	$493

The fair value of option awards granted for the periods indicated was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2021	2020
Stock Options
Expected term (years)	6.1	6.0-6.1
Contractual term (years)	10.0	10.0
Expected volatility	97.5-97.6%	86.4-87.5%
Risk-free interest rate	0.7-0.8%	0.5-1.5%
Expected dividend	—	—

The following table summarizes stock option activity for the three months ended March 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2020	1,898,395	$12.79	8.60	$25,918
Granted	538,613	23.04
Exercised	(103,170)	2.09
Cancelled	(52,728)	16.42
Balance outstanding as of March 31, 2021	2,281,110	15.61	8.65	$22,657
Exercisable as of March 31, 2021	627,372	$8.06	7.87	$10,725

Restricted Stock Units (“RSUs”)

In February 2021, the Company granted 56,545 service based RSUs to its employees with a total grant date fair value of $1.3 million. The RSUs vest annually over a three-year period. The Company recognized $0.1 million of compensation expense related to the service based RSUs in the three months ended March 31, 2021.

In February 2021, the Company granted 61,500 performance based RSUs to certain executives, one-third of which vest on each one-year anniversary date subject to achievement of a development milestone and continued service to the Company. The performance based RSUs have a total grant date fair value of $1.4 million. The Company recognized $0.1 million of compensation expense, using the accelerated attribution method, related to the performance based RSUs in the three months ended March 31, 2021.

8. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Three Months Ended
	March 31,
	2021	2020
Stock options to purchase common stock	2,281,110	1,714,685
Shares available for future option grants	1,633,644	1,676,191
Unvested restricted stock units	111,728	—
Employee stock purchase plan	2,357	1,735
Total	4,028,839	3,392,611

9. Subsequent Event

In April 2021, the Company entered into an amendment to the Loan and Security Agreement with Silicon Valley Bank to extend the draw period for both the Term Loan A Facility and Term Loan B Facility to May 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, BIO89-100, a specifically engineered glycoPEGylated analog of FGF21, is currently being developed for the treatment of NASH and for the treatment of SHTG. NASH is a severe form of NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, HCC and death. There are currently no approved products for the treatment of NASH. In September 2020, we announced positive topline data from the Phase 1b/2a trial of BIO89-100 in NASH. In December 2020, we initiated a paired-biopsy open-label cohort as part of the Phase 1b/2a trial in NASH patients assessing histology endpoints with topline data anticipated by the end of 2021. In April 2021, we announced that we received written guidance from the U.S. Food and Drug Administration (“FDA”) on the design of our planned Phase 2b trial ENLIVEN evaluating BIO89-100 for the treatment of patients with fibrosis stage 2 or 3 NASH, including agreement on the use of a liquid formulation. A total of approximately 200 patients will receive either one of two different weekly doses or an every two-week dose of BIO89-100 or placebo for 24 weeks followed by a blinded extension phase of an additional 24 weeks for a total treatment period of 48 weeks. The primary efficacy outcome measures at Week 24 will include the two key histology-based endpoints of NASH resolution without worsening of fibrosis and the improvement of fibrosis ≥ 1 stage without worsening of NASH. We plan to initiate the ENLIVEN trial in the second quarter of 2021.

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

In July 2020, we completed an underwritten public offering of 3,047,040 shares of our common stock at a public offering price of $27.50 per share. We received net proceeds of $78.2 million after deducting underwriters’ discounts and commissions of $5.0 million and offering costs of approximately $0.6 million.

In September 2020, we completed an underwritten public offering of 3,025,000 shares of our common stock, at a public offering price of $28.00 per share. We received net proceeds of $79.5 million after deducting underwriting discounts and commissions of $4.6 million and offering costs of approximately $0.6 million.

As of March 31, 2021, our cash, cash equivalents and short-term available-for-sale securities totaled $189.6 million. Based on our current operating plan, we believe that our cash, cash equivalents and short-term available-for-sale securities, together with the proceeds available under our term loan facility, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).

We have incurred net losses since our inception. Our net losses for the three months ended March 31, 2021 and 2020 were $14.8 million and $10.5 million, respectively. As of March 31, 2021, we had an accumulated deficit of $137.9 million. We expect to continue to incur significant expenses and increasing operating losses as we advance BIO89-100 and any future product candidates through clinical trials, seek regulatory approval for BIO89-100 and any future product candidates, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, protect our intellectual property, prepare for and, if approved, proceed to commercialization of BIO89-100 and any future product candidates, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Impact of COVID-19 Pandemic

The ongoing COVID-19 pandemic has disrupted and may continue to disrupt our business and delay our preclinical and clinical programs and timelines. The extent to which the COVID-19 pandemic may impact our future operating results and financial condition is uncertain. We initiated our Phase 2 trial (ENTRIGUE) in SHTG patients in the third quarter of 2020 as well as a new paired-biopsy open-label histology cohort as part of the Phase 1b/2a trial in the fourth quarter of 2020. The COVID-19 surge observed late in the fourth quarter of 2020 and in the first quarter of 2021 has adversely impacted enrollment in these studies. While the recent COVID-19 surge in Europe has also resulted in enrollment challenges in certain geographies, we are working closely with our CRO and remain optimistic that enrollment will pick up in the trial.

We plan to initiate a Phase 2b trial (ENLIVEN) in NASH patients in the second quarter of 2021. We do not yet know the full extent of potential delays, which could prevent or delay us from obtaining approval for BIO89-100. For more information regarding risks related to the ongoing COVID-19 pandemic, please see the risk factor entitled “The ongoing COVID-19 pandemic has resulted and may in the future result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business,” in Part II. Item 1A of this Quarterly Report on Form 10-Q. To the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth under “Risk Factors” in this Quarterly Report on Form 10-Q.

Components of Results of Operations

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our lead product candidate, BIO89-100. Our research and development expenses consist primarily of external costs related to preclinical and clinical development, including costs related to acquiring patents and intellectual property, expenses incurred under license agreements and agreements with contract research organizations and consultants, costs related to acquiring and manufacturing clinical trial materials, including under agreements with contract manufacturing organizations and other vendors, costs related to the preparation of regulatory submissions and expenses related to laboratory supplies and services, as well as personnel costs. Personnel costs consist of salaries, employee benefits and stock-based compensation for individuals involved in research and development efforts.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, expenses for outside professional services, including legal, human resource, audit and accounting services, consulting costs and allocated facilities costs. Personnel and related costs consist of salaries, benefits and stock-based compensation for personnel in executive, finance and other administrative functions. Facilities costs consist of rent and maintenance of facilities. We expect our general and administrative expenses to increase for the foreseeable future as we increase the size of our administrative function to support the growth of our business and support our continued research and development activities.

Other (Expenses) Income, Net

Other (expenses) income, net primarily consists of interest on available-for-sale securities and amortization of deferred debt issuance costs.

Results of Operations

Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Change
Operating expenses:
Research and development	$10,131	$7,778	$2,353
General and administrative	4,608	2,924	1,684
Total operating expenses	14,739	10,702	4,037
Loss from operations	(14,739)	(10,702)	(4,037)
Other (expenses) income, net	(43)	157	(200)
Income tax benefit	—	1	(1)
Net loss	$(14,782)	$(10,544)	$(4,238)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Change
Clinical development	$3,681	$4,348	$(667)
Contract manufacturing	3,389	1,191	2,198
Personnel-related expenses	2,584	1,403	1,181
Preclinical costs	135	656	(521)
Other expenses	342	180	162
Total research and development expenses	$10,131	$7,778	$2,353

Research and development expenses increased by $2.4 million, or 30%, to $10.1 million for the three months ended March 31, 2021 from $7.8 million for the three months ended March 31, 2020. The change was primarily due to an increase of $2.2 million in contract manufacturing costs as a result of the manufacture of additional supplies for our ongoing clinical trials, including our clinical trials initiated in the second half of 2020 and an increase of $1.2 million in personnel-related costs, including stock-based compensation, due to higher headcount. The increases were partially offset by a decrease of $0.7 million in clinical development costs and a decrease of $0.5 million in preclinical costs. The timing of such costs is dependent upon the status and stage of our clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million, or 58%, to $4.6 million for the three months ended March 31, 2021 from $2.9 million for the three months ended March 31, 2020. The change was primarily due to an increase of $1.1 million in personnel-related costs, including stock-based compensation, driven by higher headcount, an increase of $0.5 million in insurance related costs and an increase of $0.1 million in professional services including legal and accounting consulting service fees.

Other (Expenses) Income, Net

Other (expenses) income, net changed by $0.2 million to net expense of $43,000 for the three months ended March 31, 2021 from net income of $0.2 million for the three months ended March 31, 2020. The change was primarily due to amortization of deferred debt issuance costs in 2021 offset by interest income.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of March 31, 2021, we had available cash and cash equivalents and short-term available-for-sale securities of $189.6 million and an accumulated deficit of $137.9 million. Prior to our IPO, we funded our operations from the issuance and sale of capital stock. In connection with our IPO, we issued and sold an aggregate of 6,100,390 shares of common stock at a price of $16.00 per share. We received proceeds of $87.7 million, net of underwriting discounts and commissions and estimated offering costs.

In April 2020, we entered into a secured term loan facility with an aggregate committed principal amount of up to $15.0 million. In March 2021 and April 2021, the Company entered into amendments to the Loan Agreement to extend the draw period for the Term A Loan Facility and the Term B Loan Facility from March 31, 2021 to May 31, 2021. As of March 31, 2021, we have not drawn any amount under the term loan facility.

In July 2020, we completed an underwritten public offering of 3,047,040 shares of our common stock, at a public offering price of $27.50 per share. Upon completion of the offering, we received proceeds of $78.2 million, net of underwriting discounts and commissions and offering expenses.

In September 2020, we completed an underwritten public offering of 3,025,000 shares of our common stock, at a public offering price of $28.00 per share. Upon completion of the offering, we received proceeds of $79.5 million, net of underwriting discounts and commissions and offering expenses.

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

Based on our research and development plans, we expect that our existing cash, cash equivalents and short-term available-for-sale securities, together with the proceeds available under our term loan facility, will be sufficient to fund our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. However, our operating plans and other demands on our cash resources may change as a result of many factors, and we may seek additional funds sooner than planned. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash used in operating activities	$(14,982)	$(7,752)
Net cash used in investing activities	(15,410)	(61)
Net cash provided by financing activities	216	9
Net decrease in cash and cash equivalents, and restricted cash	$(30,176)	$(7,804)

Net Cash Used in Operating Activities

During the three months ended March 31, 2021, net cash used in operating activities was $15.0 million, which consisted of a net loss of $14.8 million and a net change of $2.3 million in our net operating assets and liabilities, partially offset by non-cash charges of $2.1 million. The non-cash charges are primarily comprised of $1.8 million in stock-based compensation, $0.2 million in amortization of premium on available-for-sale securities and $0.1 million in amortization of debt issuance costs. The change in our operating assets and liabilities was primarily due to a $2.7 million increase in prepaid and other current assets due to the timing of payments, offset in part by a $0.3 million increase in accounts payable and accrued expenses due to increased activities.

During the three months ended March 31, 2020, net cash used in operating activities was $7.8 million, which consisted of a net loss of $10.5 million, partially offset by non-cash charges of $0.5 million and a net change of $2.3 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of $0.5 million in stock-based compensation. The change in our operating assets and liabilities was primarily due to a $2.2 million increase in accounts payable and accrued expenses as we grew our operations and a $0.1 million decrease in other current assets due to the timing of payments.

Net Cash Used in Investing Activities

During the three months ended March 31, 2021, net cash used in investing activities was $15.4 million, which consisted of $45.3 million in purchases of available-for-sale securities, offset in part by $29.9 million in proceeds from maturities of available-for-sale securities.

During the three months ended March 31, 2020, net cash used in investing activities consisted of purchases of fixed assets.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2021 and 2020, net cash provided by financing activities consisted of proceeds from the issuance of common stock upon exercise of stock options.

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

Critical Accounting Polices and Estimates

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our clinical trials have been and may continue to be affected by the COVID-19 pandemic. For example, while we initiated the Phase 2 trial (ENTRIGUE) of BIO89-100 for the treatment of SHTG and a paired-biopsy histology cohort as part of the Phase 1b/2a trial of BIO89-100 in NASH in 2020, our successful completion of these trials will depend on the external environment with respect to COVID-19 remaining conducive to executing the trial safely and effectively. The COVID-19 surge observed late in the fourth quarter of 2020 and in the first quarter of 2021 has adversely impacted enrollment in these studies. While the recent COVID-19 surge in Europe has also resulted in enrollment challenges in certain geographies, we are working closely with our CRO and remain optimistic that enrollment will pick up in the trial. Similarly, while we expect to initiate the Phase 2b trial (ENLIVEN) of BIO89-100 in NASH patients in the second quarter of 2021, we may be delayed in the initiation of such trial due to COVID-19 or related government restrictions.

In addition, quarantines, shelter-in-place, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, have impacted and may continue to impact personnel at third-party manufacturing facilities in the United States, Europe and other countries, or the availability or cost of materials we use or require to conduct our business, including product development, which would disrupt our supply chain. Furthermore, some of our manufacturers and suppliers are in Europe and may be impacted by port closures and other restrictions resulting from the COVID-19 pandemic, which may disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products. In particular, BTPH, our sole source supplier for BIO89-100, has missed certain project deadlines for our manufacturing scale-up due to quarantine orders and has forecasted other delays due to COVID-19-related impacts on their suppliers. However, we have not experienced and do not expect to experience any delays to the overall timeline for the delivery of clinical supplies.

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

We have begun producing certain of the reagents required for the glycoPEGylation at BTPH using the know-how transferred to us from Teva Pharmaceutical Industries Ltd (“Teva”) under our Reagent Supply and Technology Transfer Agreement. We have not completed the manufacturing process for these reagents and cannot guarantee that we will be able to produce them successfully, or scale up our production for the quantities needed for commercialization.

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

As a clinical-stage biopharmaceutical company, our operations have consumed significant amounts of cash since our inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we conduct clinical trials of and seek regulatory approvals for BIO89-100. We believe that our existing cash, cash equivalents and short-term available-for-sale securities, together with the proceeds available from our line of credit pursuant to our Loan Agreement (as defined above), will fund our projected operating requirements for a period of at least one year from the date of this Quarterly Report on Form 10-Q is filed with the SEC.

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

In addition, if BIO89-100 receives approval and is commercialized, we will be required to make milestone and royalty payments to Teva, from whom we acquired certain patents and intellectual property relating to BIO89-100, and from whom we licensed patents and know-how related to glycoPEGylation technology that is used in the manufacture of BIO89-100. For additional information regarding this license agreement, please see Note 5 of our accompanying condensed consolidated financial statements.

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

Our Loan and Security Agreement with Silicon Valley Bank (as amended, the “Loan Agreement”) contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay any outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation.

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

As of March 31, 2021, our executive officers, directors and other holders of 5% or more of our common stock beneficially owned a majority of our outstanding common stock. As a result, our executive officers, directors and other holders of 5% or more of our common stock, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, executive officers and other holders of 5% or more of our common stock, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company.

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

4.3	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with SEC as Exhibit 4.1 to the Company’s Form 8-K filed on April 13, 2020).

10.1*	First Amendment to Loan and Security Agreement, dated as of March 30, 2021, among Silicon Valley Bank, the Lenders party thereto, 89bio, Inc., 89bio Management, Inc. and 89Bio Ltd.

10.2*	Second Amendment to Loan and Security Agreement, dated as of April 30, 2021, among Silicon Valley Bank, the Lenders party thereto, 89bio, Inc., 89bio Management, Inc. and 89bio Ltd.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

89bio, Inc.

Date: May 13, 2021	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer (principal executive officer)

Date: May 13, 2021	By:	/s/ Ryan Martins
Ryan Martins Chief Financial Officer
(principal financial and accounting officer)