Form 10-Q
period 2021-06-30
89bio, Inc.
filed 2021-08-13
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of August 6, 2021, the registrant had 20,087,816 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

89bio, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,714	$98,183
Restricted cash	25	25
Short-term available-for-sale securities	135,249	106,446
Prepaid and other current assets	9,585	5,548
Total current assets	180,573	210,202
Property and equipment, net	154	166
Other assets	984	706
Total assets	$181,711	$211,074
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,915	$2,065
Accrued expenses	5,665	6,048
Total current liabilities	7,580	8,113
Term loan, non-current, net	1,426	—
Total liabilities	9,006	8,113
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	20	20
Additional paid-in capital	331,281	326,046
Accumulated other comprehensive income (loss)	4	(10)
Accumulated deficit	(158,600)	(123,095)
Total stockholders’ equity	172,705	202,961
Total liabilities and stockholders’ equity	$181,711	$211,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$15,630	$8,443	$25,761	$16,221
General and administrative	4,921	3,230	9,529	6,154
Total operating expenses	20,551	11,673	35,290	22,375
Loss from operations	(20,551)	(11,673)	(35,290)	(22,375)
Other (expenses) income, net	(172)	(98)	(215)	59
Net loss before tax	(20,723)	(11,771)	(35,505)	(22,316)
Income tax benefit	—	—	—	1
Net loss	$(20,723)	$(11,771)	$(35,505)	$(22,315)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	13	—	9	—
Foreign currency translation adjustments	(6)	—	5	—
Total other comprehensive income	$7	$—	$14	$—
Comprehensive loss	$(20,716)	$(11,771)	$(35,491)	$(22,315)
Net loss per share, basic and diluted	$1.03	$0.85	$1.77	$1.62
Weighted-average shares used to compute net loss per share, basic and diluted	20,060,061	13,797,356	20,017,677	13,793,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2020	19,931,660	$20	$326,046	$(10)	$(123,095)	$202,961
Issuance of common stock upon exercise of stock options	103,170	—	216	—	—	216
Stock-based compensation	—	—	1,793	—	—	1,793
Net loss	—	—	—	—	(14,782)	(14,782)
Other comprehensive income	—	—	—	7	—	7
Balance as of March 31, 2021	20,034,830	20	328,055	(3)	(137,877)	190,195
Issuance of common stock upon exercise of stock options	40,628	—	152	—	—	152
Issuance of common stock upon ESPP purchase	5,207	—	83	—	—	83
Issuance of common stock warrant in connection with term loan facility	—	—	574	—	—	574
Stock-based compensation	—	—	2,417	—	—	2,417
Net loss	—	—	—	—	(20,723)	(20,723)
Other comprehensive income	—	—	—	7	—	7
Balance as of June 30, 2021	20,080,665	$20	$331,281	$4	$(158,600)	$172,705

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2019	13,788,982	$14	$163,526	$—	$(73,596)	$89,944
Issuance of common stock upon exercise of stock options	4,876	—	9	—	—	9
Stock-based compensation	—	—	493	—	—	493
Net loss	—	—	—	—	(10,544)	(10,544)
Balance as of March 31, 2020	13,793,858	14	164,028	—	(84,140)	79,902
Issuance of common stock upon exercise of stock options	6,919	—	21	—	—	21
Issuance of common stock upon ESPP purchase	4,427	—	75	—	—	75
Issuance of common stock warrant in connection with term loan facility	—	—	634	—	—	634
Stock-based compensation	—	—	910	—	—	910
Net loss	—	—	—	—	(11,771)	(11,771)
Balance as of June 30, 2020	13,805,204	$14	$165,668	$—	$(95,911)	$69,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(35,505)	$(22,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35	29
Stock-based compensation	4,210	1,403
Amortization of premium on available-for-sale securities	472	1
Amortization of debt issuance costs	194	77
Changes in operating assets and liabilities:
Prepaid and other current assets	(4,032)	595
Other assets	77	—
Accounts payable	(159)	2,123
Accrued expenses	(383)	(1,189)
Net cash used in operating activities	(35,091)	(19,276)
Cash flows from investing activities:
Purchases of available-for-sale securities	(93,218)	(5,698)
Proceeds from sales and maturities of available-for-sale securities	63,952	—
Purchases of property and equipment	(20)	(107)
Net cash used in investing activities	(29,286)	(5,805)
Cash flows from financing activities:
Proceeds from term loan facility, net of issuance costs	1,457	—
Proceeds from issuance of common stock upon stock option exercises	368	30
Proceeds from issuance of common stock upon ESPP purchase	83	75
Payment of debt issuance costs	—	(161)
Net cash provided by (used in) financing activities	1,908	(56)
Net decrease in cash and cash equivalents, and restricted cash	(62,469)	(25,137)
Cash and cash equivalents, and restricted cash at beginning of period	98,208	93,360
Cash and cash equivalents, and restricted cash at end of period	$35,739	$68,223
Components of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$35,714	$68,199
Restricted cash	25	24
Total cash and cash equivalents, and restricted cash	$35,739	$68,223
Supplemental cash flow disclosures:
Property and equipment purchases included in accounts payable and accrued expenses	$3	$13
Issuance of common stock warrant in connection with term loan facility	$574	$634
Debt issuance costs included in accounts payable	$6	$—
Deferred offering costs included in accrued expenses	$—	$290

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

Public Offerings

In July 2020, the Company completed an underwritten public offering of 3,047,040 shares of its common stock, at the public offering price of $27.50 per share. The Company raised a total of $78.2 million in net proceeds after deducting underwriting discounts and commissions of $5.0 million and offering costs of $0.6 million.

In September 2020, the Company completed an underwritten public offering of 3,025,000 shares of its common stock, at a public offering price of $28.00 per share. The Company raised a total of $79.5 million in net proceeds after deducting underwriting discounts and commissions of $4.6 million and offering costs of $0.6 million.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. To date, the Company has not generated revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses for the foreseeable future until it completes development of its products and seeks regulatory approvals to market such products. The Company had cash, cash equivalents and short-term available-for-sale securities of $171.0 million as of June 30, 2021.

The Company expects that its cash, cash equivalents and short-term available-for-sale securities as of June 30, 2021, together with proceeds available from the Company’s term loan (see Note 6), will be sufficient to fund operating expenses and capital expenditure requirements for a period of at least one year from the date these unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”).

2. Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting.

The accompanying interim condensed consolidated financial statements are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2020 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and comprehensive loss, and cash flows. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 25, 2021.

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

Fair Value Measurements

Financial assets and liabilities are recorded at fair value on a recurring basis in the condensed consolidated balance sheets. The carrying values of Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, prepaid and other current assets, accounts payable and accrued expenses approximate to their fair value due to the short-term nature of these instruments. The fair value of the Company’s term loan approximates to its carrying value, or amortized cost, due to the short-term nature of this obligation and the market rates of interest rates it bears. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

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

Comprehensive Loss

The Company’s comprehensive loss is comprised of net loss and changes in unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.

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

3. Fair Value Measurements

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2021 (in thousands):

		June 30, 2021
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	Cost	Gains	Losses	Fair Value
Money market funds	Level 1	$30,046	$—	$—	$30,046
Commercial paper	Level 2	76,319	5	(3)	76,321
Agency bonds	Level 2	18,788	7	—	18,795
Corporate debt securities	Level 2	18,683	3	(1)	18,685
U.S. government bonds	Level 2	16,665	4	(1)	16,668
Municipal bonds	Level 2	6,852	3	—	6,855
Non-U.S. debt securities	Level 2	2,527	—	—	2,527
Total cash equivalents and available-for-sale securities		$169,880	$22	$(5)	$169,897
Classified as:
Cash equivalents					$34,648
Short-term available-for-sale securities					135,249
Total cash equivalents and available-for-sale securities					$169,897

The following table summarizes the Company’s available-for-sale securities by contractual maturity as of June 30, 2021 (in thousands):

June 30, 2021
Within one year	$152,622
After one year through two years	17,275
Total cash equivalents and available-for-sale securities	$169,897

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2020 (in thousands):

		December 31, 2020
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	Cost	Gains	Losses	Fair Value
Money market funds	Level 1	$46,134	$—	$—	$46,134
Commercial paper	Level 2	76,605	—	(2)	76,603
Agency bonds	Level 2	29,654	15	—	29,669
Corporate debt securities	Level 2	11,890	—	(6)	11,884
U.S. government bonds	Level 2	7,093	—	—	7,093
Municipal bonds	Level 2	5,592	2	(1)	5,593
U.S. treasury bills	Level 2	4,680	—	—	4,680
Agency discount securities	Level 2	200	—	—	200
Total cash equivalents and available-for-sale securities		$181,848	$17	$(9)	$181,856
Classified as:
Cash equivalents					$75,410
Short-term available-for-sale securities					106,446
Total cash equivalents and available-for-sale securities					$181,856

The following table summarizes the Company’s available-for-sale securities by contractual maturity as of December 31, 2020 (in thousands):

December 31, 2020
Within one year	$160,304
After one year through two years	21,552
Total cash equivalents and available-for-sale securities	$181,856

4. Balance Sheet Components

Prepaid and other current assets consist of the following as of the periods indicated (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid research and development	$7,433	$2,534
Prepaid other	1,608	2,533
Prepaid taxes	544	481
Total prepaid and other current assets	$9,585	$5,548

Accrued expenses consist of the following as of the periods indicated (in thousands):

	June 30,	December 31,
	2021	2020
Accrued research and development expenses	$3,132	$2,884
Accrued employee and related expenses	1,648	2,552
Accrued professional and legal fees	617	453
Accrued other expenses	268	159
Total accrued expenses	$5,665	$6,048

5. Commitments and Contingencies

Leases

Future minimum lease payments under the Company’s non-cancellable operating lease obligations as of June 30, 2021, are as follows (in thousands):

June 30, 2021
Remainder of 2021	$133
2022	$25
Total future minimum annual payments	$158

Rent expense was $72,000 and $87,000 for the three months ended June 30, 2021 and 2020, respectively. Rent expense was $145,000 and $147,000 for the six months ended June 30, 2021 and 2020, respectively.

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

The Teva Agreements can be terminated (i) by the Company without cause, after the first anniversary of the effective date, upon 120 days’ written notice to Teva, (ii) by either party, if the other party materially breaches any of its obligations under the Teva Agreements and fails to cure such breach within 60 days after receiving notice thereof, or (iii) by either party, if a bankruptcy petition is filed against the other party and is not dismissed within 60 days. In addition, Teva can also terminate the agreement related to the Company’s glycoPEGylated FGF21 program in the event the Company, or any of its affiliates or sublicensees, challenges any of the Teva patents licensed to the Company, and the challenge is not withdrawn within 30 days of written notice from Teva.

During the three and six months ended June 30, 2021 and 2020, there were no license payment expenses related to the Teva Agreements.

6. Term Loan

Loan and Security Agreement

In April 2020, the Company entered into a Loan and Security Agreement, (the “Loan Agreement”) with the lenders referred to therein (the “Lenders”), and Silicon Valley Bank (“SVB”), as collateral agent. The Loan Agreement provided for (i) a secured term A loan facility (the “Term A Loan Facility”) of up to $10.0 million and (ii) a secured term B loan facility (the “Term B Loan Facility”) of up to $5.0 million that became available upon the satisfaction of certain milestones, each of which was available to be drawn through May 31, 2021 pursuant to an amendment executed in April 2021.

In April 2020, in connection with the execution of the Loan Agreement, the Company issued SVB a warrant to purchase 25,000 shares of the Company’s common stock with a warrant exercise price of $22.06 per share that is immediately exercisable. The initial expiration date of April 7, 2030 was changed to June 30, 2025 in connection with the July 2020 offering. Upon issuance, the fair value allocated to the warrant of $0.6 million met the requirements for equity classification within additional paid-in capital on the condensed consolidated balance sheets. Additionally, the Company incurred $0.2 million in closing costs, which together with the value of the warrants, were recorded as debt issuance costs classified within other assets on the condensed consolidated balance sheets.

In May 2021, the parties further amended the Loan Agreement (as amended, the “2021 Loan Agreement”). The 2021 Loan Agreement increased the Term A Loan Facility to up to $20.0 million thereby increasing the total term loan facility from $15.0 million to $25.0 million. Further, the Term B Loan Facility of up to $5.0 million remains available to be drawn upon the achievement of certain additional milestones, and each loan facility is available to be drawn upon on or before September 30, 2022.

Concurrent with the closing and as a condition of the 2021 Loan Agreement, the Company drew $1.5 million under the Term A Loan Facility. The 2021 Loan Agreement provides for interest only payments to October 1, 2022, followed by consecutive monthly payments of principal and interest starting on October 1, 2022 and continuing through the maturity date of the term loan of September 1, 2024. The interest only period may be extended to April 1, 2023, if on or before September 20, 2022, the Company receives net cash proceeds of at least $75.0 million from the sale of its equity securities. The term loan bears interest at the greater of (i) 4.25% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 1.00% (or 4.25% initially and as of June 30, 2021). In addition, a final payment fee of 5% of the principal amount of the loan is due when the term loan becomes due or upon prepayment of the term loan. If the Company elects to prepay the loan, there is also a prepayment fee of between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment.

In May 2021, in connection with the execution of the 2021 Loan Agreement, the Company issued SVB a warrant to purchase 33,923 shares of the Company’s common stock with a warrant exercise price of $19.12 per share that is immediately exercisable and expires on May 28, 2031. The Company determined the fair value of the warrant at the issuance date by using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 1.6%, no dividends, expected volatility of 98.6% and expected term of 10.0 years. Upon issuance, the fair value of the warrant of $0.6 million was recorded as a debt issuance cost and met the requirements for equity classification within additional paid-in capital on the condensed consolidated balance sheets. An additional warrant to purchase 11,305 shares of the Company’s common stock will be issued in connection with the Term B Loan Facility, if funded, with the exercise price determined on the Company’s stock price at the time of issuance. Additionally, the Company incurred closing costs that were not material.

The 2021 Loan Agreement was accounted for as a modification to a credit facility. The related debt issuance costs incurred in May 2021, including the fair value of the warrant, together with the remaining unamortized debt issuance costs related to the Loan Agreement of $0.4 million are recorded as deferred assets and recognized on a straight-line basis as interest expense over the availability of the draw period. As amounts are drawn under the credit facility, a portion of the then carrying value of the debt issuance costs are allocated to the amounts drawn as a debt discount and, together with the final payment fee, are recognized using the effective interest method. Interest expense is recorded within other (expenses) income, net on the condensed consolidated statement of operations and comprehensive loss.

As of June 30, 2021, the remaining unamortized debt issuance costs classified within other assets on the condensed consolidated balance sheet is $0.9 million.

7. Stockholders’ Equity

Equity Incentive Plan

The Company’s board of directors approved the 2019 Equity Incentive Plan (the “2019 Plan”), which became effective in September 2019.

The Company initially reserved 2,844,193 shares of common stock for issuance under the 2019 Plan. In addition, the number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2020, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the immediately preceding December 31, or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2021, there were 1,499,322 shares of common stock available for issuance as future option grants under the 2019 Plan.

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

As of June 30, 2021, there were 549,915 shares of common stock available for issuance under the ESPP.

The Company recorded stock-based compensation for the periods indicated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$758	$297	$1,397	$489
General and administrative	1,659	613	2,813	914
Total stock-based compensation	$2,417	$910	$4,210	$1,403

The fair value of option awards granted for the periods indicated was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	June 30,
	2021	2020
Stock Options
Expected term (years)	5.5-6.1	5.5-6.1
Contractual term (years)	10.0	10.0
Expected volatility	94.0-97.6%	86.4-91.3%
Risk-free interest rate	0.7-1.0%	0.4-1.5%
Expected dividend	—	—

The following table summarizes stock option activity for the six months ended June 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2020	1,898,395	$12.79	8.60	$25,918
Granted	694,713	23.01
Exercised	(143,798)	2.56
Cancelled	(73,756)	17.53
Balance outstanding as of June 30, 2021	2,375,554	16.25	8.57	$16,182
Exercisable as of June 30, 2021	739,377	$9.73	7.91	$8,752

Restricted Stock Units (“RSUs”)

In February 2021, the Company granted 56,545 service based RSUs to its employees with a total grant date fair value of $1.3 million. The RSUs vest annually over a three-year period. During the three and six months ended June 30, 2021, the Company recognized $0.1 million and $0.2 million in expense, respectively, related to the service based RSUs.

In February 2021, the Company granted 61,500 performance based RSUs to certain executives, one-third of which vest on each one-year anniversary date subject to achievement of a development milestone and continued service to the Company. The performance based RSUs have a total grant date fair value of $1.4 million. During the three and six months ended June 30, 2021, the Company recognized $0.2 million and $0.3 million in expense, respectively, using the accelerated attribution method, related to the performance based RSUs.

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

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Six Months Ended
	June 30,
	2021	2020
Stock options to purchase common stock	2,375,554	1,816,966
Unvested restricted stock units	110,978	—
Warrants to purchase common stock	58,923	—
Total	2,545,455	1,816,966

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, BIO89-100, a specifically engineered glycoPEGylated analog of FGF21, is currently being developed for the treatment of nonalcoholic steatohepatitis (“NASH”) and for the treatment of severe hypertriglyceridemia (“SHTG”). NASH is a severe form of nonalcoholic fatty liver disease, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma and death. There are currently no approved products for the treatment of NASH. In September 2020, we announced positive topline data from the Phase 1b/2a trial of BIO89-100 in NASH. In December 2020, we initiated a paired-biopsy open-label cohort, as part of the Phase 1b/2a trial in NASH patients to demonstrate BIO89-100’s potential benefits on histology endpoints. In July 2021, we completed target enrollment of 20 biopsy-confirmed NASH patients in this study and anticipate reporting topline data by the end of 2021. In June 2021, we initiated our Phase 2b trial ENLIVEN study evaluating BIO89-100 for the treatment of patients with fibrosis stage 2 or 3 NASH. A total of approximately 216 patients will receive either 15 mg or 30 mg weekly doses or 44 mg every two-week dose of BIO89-100 or placebo for 24 weeks followed by a blinded extension phase of an additional 24 weeks for a total treatment period of 48 weeks. The primary efficacy outcome measures at Week 24 will include the two key histology-based endpoints of NASH resolution without worsening of fibrosis and the improvement of fibrosis ≥ 1 stage without worsening of NASH. We are also planning a pharmacokinetic study of BIO89-100 in NASH patients with compensated cirrhosis (fibrosis stage F4). The study is designed to evaluate the pharmacokinetics, safety and tolerability of BIO89-100 administered as a single 30 mg dose and is expected to initiate in the third quarter of 2021.

SHTG is a condition identified by severely elevated levels of triglycerides (greater than or equal to 500 mg/dL), which is associated with an increased risk of NASH, cardiovascular events and acute pancreatitis. We initiated our Phase 2 trial (ENTRIGUE) in SHTG patients in the third quarter of 2020 and expect to report topline data in the first half of 2022.

We commenced operations in 2018 and have devoted substantially all of our resources to raising capital, acquiring our initial product candidate, identifying and developing BIO89-100, licensing certain related technology, conducting research and development activities (including preclinical studies and clinical trials) and providing general and administrative support for these operations.

In July 2020, we completed an underwritten public offering of 3,047,040 shares of our common stock at a public offering price of $27.50 per share. We received net proceeds of $78.2 million after deducting underwriters’ discounts and commissions of $5.0 million and offering costs of $0.6 million. In September 2020, we completed an underwritten public offering of 3,025,000 shares of our common stock, at a public offering price of $28.00 per share. We received net proceeds of $79.5 million after deducting underwriting discounts and commissions of $4.6 million and offering costs of $0.6 million.

As of June 30, 2021, our cash, cash equivalents and short-term available-for-sale securities totaled $171.0 million. Based on our current operating plan, we believe that our cash, cash equivalents and short-term available-for-sale securities, together with the proceeds available under our term loan facility, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).

We have incurred net losses since our inception. Our net losses for the three months ended June 30, 2021 and 2020 were $20.7 million and $11.8 million, respectively. Our net losses for the six months ended June 30, 2021 and 2020 were $35.5 million and $22.3 million, respectively. As of June 30, 2021, we had an accumulated deficit of $158.6 million. We expect to continue to incur significant expenses and increasing operating losses as we advance BIO89-100 and any future product candidates through clinical trials, seek regulatory approval for BIO89-100 and any future product candidates, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, protect our intellectual property, prepare for and, if approved, proceed to commercialization of BIO89-100 and any future product candidates, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Impact of COVID-19 Pandemic

The ongoing COVID-19 pandemic has disrupted and may continue to disrupt our business and delay our preclinical and clinical programs and timelines. The extent to which the COVID-19 pandemic may impact our future operating results and financial condition is uncertain. We initiated our Phase 2 trial (ENTRIGUE) in SHTG patients in the third quarter of 2020. The COVID-19 surge observed late in the fourth quarter of 2020 and in the first quarter of 2021 adversely impacted enrollment in this study and we expect to report topline data from this study in the first half of 2022. We recently announced completion of target enrollment in our paired biopsy open label histology cohort with topline results anticipated by the end of 2021. Given the recent rise in the cases of COVID-19 associated with the delta variant, we cannot predict how this ongoing study may be impacted.

We initiated a Phase 2b trial (ENLIVEN) in NASH patients in the second quarter of 2021. We do not yet know the full extent of potential delays, which could prevent or delay us from obtaining approval for BIO89-100. For more information regarding risks related to the ongoing COVID-19 pandemic, please see the risk factor entitled “The ongoing COVID-19 pandemic has resulted and may in the future result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business,” in Part II. Item 1A of this Quarterly Report on Form 10-Q. To the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth under “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Results of Operations

Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2021	2020	Change
Operating expenses:
Research and development	$15,630	$8,443	$7,187
General and administrative	4,921	3,230	1,691
Total operating expenses	20,551	11,673	8,878
Loss from operations	(20,551)	(11,673)	(8,878)
Other (expenses) income, net	(172)	(98)	(74)
Net loss	$(20,723)	$(11,771)	$(8,952)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2021	2020	Change
Clinical development	$7,339	$3,399	$3,940
Contract manufacturing	5,069	2,521	2,548
Personnel-related expenses	2,643	1,531	1,112
Preclinical costs	32	660	(628)
Other expenses	547	332	215
Total research and development expenses	$15,630	$8,443	$7,187

Research and development expenses increased by $7.2 million, or 85%, to $15.6 million for the three months ended June 30, 2021 from $8.4 million for the three months ended June 30, 2020. The change was primarily due to an increase of $3.9 million in clinical development costs and an increase of $2.5 million in contract manufacturing costs as a result of the manufacture of supplies for our ongoing clinical trials. The increase of $1.1 million in personnel-related costs, including stock-based compensation, was due to higher headcount. The increases were partially offset by a decrease of $0.6 million in preclinical costs. The timing of such costs is dependent upon the status and stage of our clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million, or 52%, to $4.9 million for the three months ended June 30, 2021 from $3.2 million for the three months ended June 30, 2020. The change was primarily due to an increase of $1.3 million in personnel-related costs, including stock-based compensation, driven by higher headcount, an increase of $0.2 million in insurance related costs and an increase of $0.2 million in professional services including legal and accounting consulting service fees.

Other (Expenses) Income, Net

Other (expenses) income, net increased by $0.1 million to $0.2 million for the three months ended June 30, 2021 from $0.1 million for the three months ended June 30, 2020. The change was primarily due to amortization of additional deferred debt issuance costs in 2021 offset by interest income.

Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2021	2020	Change
Operating expenses:
Research and development	$25,761	$16,221	$9,540
General and administrative	9,529	6,154	3,375
Total operating expenses	35,290	22,375	12,915
Loss from operations	(35,290)	(22,375)	(12,915)
Other (expenses) income, net	(215)	59	(274)
Income tax expense	—	1	(1)
Net loss	$(35,505)	$(22,315)	$(13,190)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2021	2020	Change
Clinical development	$11,020	$7,747	3,273
Contract manufacturing	8,458	3,712	4,746
Personnel-related expenses	5,227	2,934	2,293
Preclinical costs	167	1,316	(1,149)
Other expenses	889	512	377
Total research and development expenses	$25,761	$16,221	$9,540

Research and development expenses increased by $9.5 million, or 59%, to $25.8 million for the six months ended June 30, 2021 from $16.2 million for the six months ended June 30, 2020. The change was primarily due to an increase of $4.7 million in contract manufacturing costs as a result of the manufacture of supplies for our ongoing clinical trials and an increase of $3.3 million in clinical costs as we ramped up activities in our ongoing clinical trials. The increase of $2.3 million in personnel-related costs, including stock-based compensation, was due to higher headcount. The increases were partially offset by a decrease of $1.1 million in preclinical costs. The timing of such costs is dependent upon the status and stage of our clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $3.4 million, or 55%, to $9.5 million for the six months ended June 30, 2021 from $6.2 million for the six months ended June 30, 2020. The change was primarily due to an increase of $2.3 million in personnel-related costs, including stock-based compensation, driven by higher headcount, an increase of $0.6 million in professional services including legal and accounting consulting service fees, and an increase of $0.4 million in insurance related costs.

Other (Expenses) Income, Net

Other (expenses) income, net changed by $0.3 million to net expense of $0.2 million for the six months ended June 30, 2021 from net income of $59,000 for the six months ended June 30, 2020. The change was primarily due to amortization of additional deferred debt issuance costs in 2021 offset by interest income.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of June 30, 2021, we had available cash and cash equivalents and short-term available-for-sale securities of $171.0 million and an accumulated deficit of $158.6 million.

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

In May 2021, we amended our secured term loan facility to increase the aggregate committed principal amount of up to $25.0 million. As of June 30, 2021, we had drawn $1.5 million under the term loan facility.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash used in operating activities	$(35,091)	$(19,276)
Net cash used in investing activities	(29,286)	(5,805)
Net cash provided by (used in) financing activities	1,908	(56)
Net decrease in cash and cash equivalents, and restricted cash	$(62,469)	$(25,137)

Net Cash Used in Operating Activities

During the six months ended June 30, 2021, net cash used in operating activities was $35.1 million, which consisted of a net loss of $35.5 million and a net change of $4.5 million in our net operating assets and liabilities, partially offset by non-cash charges of $4.9 million. The non-cash charges are primarily comprised of $4.2 million in stock-based compensation, $0.5 million in amortization of premium on available-for-sale securities and $0.2 million in amortization of debt issuance costs. The change in our operating assets and liabilities was primarily due to a $4.0 million increase in prepaid and other current assets and a $0.5 million decrease in accounts payable and accrued expenses due to timing of payments.

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

Net Cash Used in Investing Activities

During the six months ended June 30, 2021, net cash used in investing activities was $29.3 million, which consisted primarily of $93.2 million in purchases of available-for-sale securities, offset in part by $64.0 million in proceeds from sales and maturities of available-for-sale securities.

During the six months ended June 30, 2020, net cash used in investing activities was $5.8 million, which consisted of $5.7 million in purchases of available-for-sale securities and $0.1 million of purchases of property and equipment.

Net Cash Provided by (Used in) Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $1.9 million, which consisted of proceeds of $1.5 million from our term loan facility and proceeds of $0.4 million from the issuance of common stock upon exercise of stock options and ESPP purchases.

During the six months ended June 30, 2020 net cash used in financing activities was $0.1 million, which consisted of $0.2 million of payment of debt issuance costs, offset in part by $0.1 million proceeds from the issuance of common stock upon exercise of stock options and ESPP purchases.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and its operations, including but not limited to our research and development activities, could be adversely affected by health epidemics in regions where we have business operations, and such health epidemics could cause significant disruption in the operations of third parties upon whom we rely. In response to public health directives and orders related to COVID-19 and based on guidance from public health officials, we have implemented and may continue to implement work-from-home policies for our employees on an office-by-office basis. The effects of executive and similar government orders, shelter-in-place orders and our work-from-home policies may negatively impact our growth, including our ability to recruit and onboard new employees, and productivity, disrupt our business and delay our preclinical and clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Our clinical trials have been and may continue to be affected by the COVID-19 pandemic. For example, while we initiated the Phase 2 trial (ENTRIGUE) of BIO89-100 for the treatment of SHTG, our successful completion of these trials will depend on the external environment with respect to COVID-19 remaining conducive to executing the trial safely and effectively. The COVID-19 surge observed late in the fourth quarter of 2020 and in the first quarter of 2021 adversely impacted enrollment in this study and we expect to report topline data from this study in the first half of 2022. We recently announced completion of target enrollment in our paired biopsy open label histology cohort with topline results anticipated by the end of 2021. Given the recent rise in the cases of COVID-19 associated with the delta variant, we cannot predict how this ongoing study may be impacted.

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

As a clinical-stage biopharmaceutical company, our operations have consumed significant amounts of cash since our inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we conduct clinical trials of and seek regulatory approvals for BIO89-100. We believe that our existing cash, cash equivalents and short-term available-for-sale securities, together with the proceeds available from our line of credit pursuant to our Loan and Security Agreement (as amended, the “2021 Loan Agreement”) with Silicon Valley Bank (“SVB”) will fund our projected operating requirements for a period of at least one year from the date of this Quarterly Report on Form 10-Q is filed with the SEC.

We will require additional capital to discover, develop, obtain regulatory approval for and commercialize BIO89-100 and any future product candidates. We do not have any committed external source of funds other than the unused portion of the line of credit available to us pursuant to the 2021 Loan Agreement and as a result of any sales that we may make pursuant to the Sales Agreement. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. If we do not raise additional capital, we may not be able to expand our operations or otherwise capitalize on our business opportunities, our business and financial condition will be negatively impacted and we may need to: significantly delay, scale back or discontinue research and discovery efforts and the development or commercialization of any product candidates or cease operations altogether; seek strategic alliances for research and development programs when we otherwise would not, or at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or relinquish, or license on unfavorable terms, our rights to technologies or any product candidates that we otherwise would seek to develop or commercialize ourselves.

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

The 2021 Loan Agreement contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay any outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation.

Pursuant to the 2021 Loan Agreement, we have pledged substantially all of our assets, other than our intellectual property rights, and have agreed that we may not sell or assign rights to our patents and other intellectual property without the prior consent of SVB. Additionally, the 2021 Loan Agreement contains certain affirmative and negative covenants that could prevent us from taking certain actions without the consent of our lenders. These covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders. The 2021 Loan Agreement also includes customary events of default, including, among other things, a change of control. Upon the occurrence and continuation of an event of default, all amounts due under the 2021 Loan Agreement become (in the case of a bankruptcy event) or may become (in the case of all other events of default and at the option of SVB), immediately due and payable. If an event of default under the 2021 Loan Agreement should occur, we could be required to immediately repay any outstanding indebtedness. If we are unable to repay such debt, the lenders would be able to foreclose on the secured collateral, including our cash accounts, and take other remedies permitted under the 2021 Loan Agreement. Even if we are able to repay any indebtedness on an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned.

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

We are developing a new drug product formulation of BIO89-100 for late stage clinical trials and commercialization. Our current drug product comes in two formulations, frozen and liquid, with the latter being used in all new studies, beginning with our ENLIVEN study. We have engaged a formulation development company to also explore a freeze-dried, or lyophilized, formulation. We have commenced development of a pre-filled syringe for the new drug product formulation and we also plan to begin development of a pen-type autoinjector. There is no assurance that we will be successful in developing a new drug product formulation, a pre-filled syringe or an autoinjector on a timely basis or at all, any of which could impede our development and commercialization strategy for BIO89-100. The FDA or other comparable foreign regulatory authorities could require nonclinical studies or clinical trials to support introduction of any new formulation, pre-filled syringe and autoinjector, which could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase our clinical trial costs, delay approval of BIO89-100 and jeopardize our ability to commence product sales and generate revenue from BIO89-100, if approved.

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

Currently, we do not have any product candidates that have received regulatory approval. The time required to obtain approval from the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions. It is possible that none of BIO89-100 or any future product candidates will ever obtain regulatory approval. BIO89-100 or any future product candidate could fail to receive regulatory approval from the FDA or comparable foreign regulatory authorities for many reasons, including those referenced in Part I, Item 1. “Business—Government Regulation and Product Approval” in our Annual Report on Form 10-K for the year ended December 31, 2020. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of the product candidate.

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

Existing stockholders could suffer dilution or be negatively affected by fixed payment obligations we may incur if we raise additional funds through the issuance of additional equity securities or debt or the 2021 Loan Agreement. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants or protective rights that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

General Risk Factors

Our directors, executive officers and current holders of 5% or more of our capital stock have substantial control over our company, which could limit your ability to influence the outcome of matters subject to stockholder approval, including a change of control.

As of June 30, 2021, our executive officers, directors and other holders of 5% or more of our common stock beneficially owned a majority of our outstanding common stock. As a result, our executive officers, directors and other holders of 5% or more of our common stock, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, executive officers and other holders of 5% or more of our common stock, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company.

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

10.1

Third Amendment to Loan and Security Agreement, dated as of May 28, 2021, among Silicon Valley Bank, the Lenders party thereto, the Company, 89bio Management, Inc. and 89Bio Ltd (filed with SEC as Exhibit 10.1 to the Company’s Form 8-K filed on June 4, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
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

89bio, Inc.

Date: August 12, 2021	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer (principal executive officer)

Date: August 12, 2021	By:	/s/ Ryan Martins
Ryan Martins Chief Financial Officer
(principal financial and accounting officer)