Form 10-Q
period 2021-09-30
89bio, Inc.
filed 2021-11-12
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐

As of November 8, 2021, the registrant had 20,282,212 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

89bio, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,695	$98,183
Restricted cash	25	25
Short-term available-for-sale securities	117,638	106,446
Prepaid and other current assets	9,678	5,548
Total current assets	167,036	210,202
Property and equipment, net	146	166
Other assets	874	706
Total assets	$168,056	$211,074
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,526	$2,065
Accrued expenses	7,319	6,048
Total current liabilities	19,845	8,113
Term loan, non-current, net	1,441	—
Total liabilities	21,286	8,113
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	20	20
Additional paid-in capital	333,673	326,046
Accumulated other comprehensive income (loss)	6	(10)
Accumulated deficit	(186,929)	(123,095)
Total stockholders’ equity	146,770	202,961
Total liabilities and stockholders’ equity	$168,056	$211,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$23,590	$11,208	$49,351	$27,429
General and administrative	4,622	3,225	14,151	9,379
Total operating expenses	28,212	14,433	63,502	36,808
Loss from operations	(28,212)	(14,433)	(63,502)	(36,808)
Other expenses, net	(117)	(146)	(332)	(87)
Net loss before tax	(28,329)	(14,579)	(63,834)	(36,895)
Income tax expense	—	(24)	—	(23)
Net loss	$(28,329)	$(14,603)	$(63,834)	$(36,918)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(4)	7	5	7
Foreign currency translation adjustments	6	(10)	11	(10)
Total other comprehensive income (loss)	$2	$(3)	$16	$(3)
Comprehensive loss	$(28,327)	$(14,606)	$(63,818)	$(36,921)
Net loss per share, basic and diluted	(1.41)	$(0.86)	(3.18)	$(2.49)
Weighted-average shares used to compute net loss per share, basic and diluted	20,092,094	16,884,244	20,043,301	14,809,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	19,931,660	$20	$326,046	$(10)	$(123,095)	$202,961
Issuance of common stock upon exercise of stock options	103,170	—	216	—	—	216
Stock-based compensation	—	—	1,793	—	—	1,793
Net loss	—	—	—	—	(14,782)	(14,782)
Other comprehensive income	—	—	—	7	—	7
Balance as of March 31, 2021	20,034,830	20	328,055	(3)	(137,877)	190,195
Issuance of common stock upon exercise of stock options	40,628	—	152	—	—	152
Issuance of common stock upon ESPP purchase	5,207	—	83	—	—	83
Issuance of common stock warrant in connection with term loan facility	—	—	574	—	—	574
Stock-based compensation	—	—	2,417	—	—	2,417
Net loss	—	—	—	—	(20,723)	(20,723)
Other comprehensive income	—	—	—	7	—	7
Balance as of June 30, 2021	20,080,665	20	331,281	4	(158,600)	172,705
Issuance of common stock upon exercise of stock options	23,488	—	78	—	—	78
Stock-based compensation	—	—	2,314	—	—	2,314
Net loss	—	—	—	—	(28,329)	(28,329)
Other comprehensive income	—	—	—	2	—	2
Balance as of September 30, 2021	20,104,153	$20	$333,673	$6	$(186,929)	$146,770

89bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2020

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2019	13,788,982	$14	$163,526	$—	$(73,596)	$89,944
Issuance of common stock upon exercise of stock options	4,876	—	9	—	—	9
Stock-based compensation	—	—	493	—	—	493
Net loss	—	—	—	—	(10,544)	(10,544)
Balance as of March 31, 2020	13,793,858	14	164,028	—	(84,140)	79,902
Issuance of common stock upon exercise of stock options	6,919	—	21	—	—	21
Issuance of common stock upon ESPP purchase	4,427	—	75	—	—	75
Issuance of common stock warrant in connection with term loan facility	—	—	634	—	—	634
Stock-based compensation	—	—	910	—	—	910
Net loss	—	—	—	—	(11,771)	(11,771)
Balance as of June 30, 2020	13,805,204	14	165,668	—	(95,911)	69,771
Issuance of common stock upon public offerings net of issuance costs of $1,208	6,072,040	6	157,674	—	—	157,680
Issuance of common stock upon exercise of stock options	1,608	—	5	—	—	5
Stock-based compensation	—	—	1,154	—	—	1,154
Net loss	—	—	—	—	(14,603)	(14,603)
Other comprehensive loss	—	—	—	(3)	—	(3)
Balance as of September 30, 2020	19,878,852	$20	$324,501	$(3)	$(110,514)	$214,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(63,834)	$(36,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	58	47
Stock-based compensation	6,524	2,557
Amortization of premium on available-for-sale securities	704	85
Amortization of debt issuance costs	392	154
Changes in operating assets and liabilities:
Prepaid and other current assets	(4,119)	(1,404)
Other assets	4	—
Accounts payable	10,459	2,804
Accrued expenses	1,271	459
Net cash used in operating activities	(48,541)	(32,216)
Cash flows from investing activities:
Purchases of available-for-sale securities	(119,518)	(78,705)
Proceeds from sales and maturities of available-for-sale securities	107,627	1,025
Purchases of property and equipment	(36)	(124)
Net cash used in investing activities	(11,927)	(77,804)
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offerings, net of issuance costs	—	158,287
Proceeds from term loan facility, net of issuance costs	1,451	—
Proceeds from issuance of common stock upon stock option exercises	446	35
Proceeds from issuance of common stock upon ESPP purchase	83	75
Payment of debt issuance costs	—	(161)
Net cash provided by financing activities	1,980	158,236
Net change in cash and cash equivalents, and restricted cash	(58,488)	48,216
Cash and cash equivalents, and restricted cash at beginning of period	98,208	93,360
Cash and cash equivalents, and restricted cash at end of period	$39,720	$141,576
Components of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$39,695	$141,551
Restricted cash	25	25
Total cash and cash equivalents, and restricted cash	$39,720	$141,576
Supplemental cash flow disclosures:
Issuance of common stock warrant in connection with term loan facility	$574	$634
Offering costs included in accounts payable and accrued expenses	$—	$607
Cash paid for income taxes	$—	$135

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

89bio was formed as a Delaware corporation in June 2019, for the purpose of completing an initial public offering and related transactions in order to carry on the business of 89Bio Ltd., which was incorporated in Israel in January 2018.

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

Sales Agreement

In March 2021, we entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (the “Sales Agents”) pursuant to which we may offer and sell up to $75.0 million of shares of our common stock, from time to time, in “at-the-market” offerings (the “ATM Facility”). The Sales Agents are entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. During the three and nine months ended September 30, 2021, we did not sell any shares of common stock pursuant to the Sales Agreement.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. To date, the Company has not generated revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses for the foreseeable future until it completes development of its products and seeks regulatory approvals to market such products. The Company had cash and cash equivalents and short-term available-for-sale securities of $157.3 million as of September 30, 2021.

The Company expects that its cash and cash equivalents and short-term available-for-sale securities as of September 30, 2021, together with proceeds available from the Company’s term loan facility (see Note 6) and ATM Facility, will be sufficient to fund operating expenses and capital expenditure requirements for a period of at least one year from the date these unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”).

2. Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting.

The accompanying interim condensed consolidated financial statements are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2020 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and comprehensive loss, and cash flows. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 25, 2021.

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

Fair Value Measurements

Financial assets and liabilities are recorded at fair value on a recurring basis in the condensed consolidated balance sheets. The carrying values of Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, prepaid and other current assets, accounts payable and accrued expenses approximate to their fair value due to the short-term nature of these instruments. The fair value of the Company’s term loan approximates its carrying value, or amortized cost, due to the short-term nature of this obligation and the market rates of interest rates it bears. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

Level 1—Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable inputs for similar assets or liabilities. These include quoted prices for identical or similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other expenses, net. The cost of investments sold is based on the specific-identification method. There are no material realized gains or losses on investments for the periods presented. Interest on available-for-sale securities is included in other expenses, net.

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

3. Fair Value Measurements

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2021 (in thousands):

		September 30, 2021
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	Cost	Gains	Losses	Fair Value
Money market funds	Level 1	$31,382	$—	$—	$31,382
Commercial paper	Level 2	71,961	3	(1)	71,963
U.S. government bonds	Level 2	19,180	8	(1)	19,187
Corporate debt securities	Level 2	11,633	—	(1)	11,632
Agency bonds	Level 2	9,756	4	—	9,760
Municipal bonds	Level 2	5,578	1	—	5,579
Non-U.S. debt securities	Level 2	2,516	—	—	2,516
Total cash equivalents and available-for-sale securities		$152,006	$16	$(3)	$152,019
Classified as:
Cash equivalents					$34,381
Short-term available-for-sale securities					117,638
Total cash equivalents and available-for-sale securities					$152,019

The following table summarizes the Company’s available-for-sale securities by contractual maturity as of September 30, 2021 (in thousands):

September 30, 2021
Within one year	$130,215
After one year through two years	21,804
Total cash equivalents and available-for-sale securities	$152,019

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2020 (in thousands):

		December 31, 2020
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	Cost	Gains	Losses	Fair Value
Money market funds	Level 1	$46,134	$—	$—	$46,134
Commercial paper	Level 2	76,605	—	(2)	76,603
Agency bonds	Level 2	29,654	15	—	29,669
Corporate debt securities	Level 2	11,890	—	(6)	11,884
U.S. government bonds	Level 2	7,093	—	—	7,093
Municipal bonds	Level 2	5,592	2	(1)	5,593
U.S. treasury bills	Level 2	4,680	—	—	4,680
Agency discount securities	Level 2	200	—	—	200
Total cash equivalents and available-for-sale securities		$181,848	$17	$(9)	$181,856
Classified as:
Cash equivalents					$75,410
Short-term available-for-sale securities					106,446
Total cash equivalents and available-for-sale securities					$181,856

The following table summarizes the Company’s available-for-sale securities by contractual maturity as of December 31, 2020 (in thousands):

December 31, 2020
Within one year	$160,304
After one year through two years	21,552
Total cash equivalents and available-for-sale securities	$181,856

4. Balance Sheet Components

Prepaid and other current assets consist of the following as of the periods indicated (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid research and development	$8,273	$2,534
Prepaid taxes	514	481
Prepaid other	891	2,533
Total prepaid and other current assets	$9,678	$5,548

Accrued expenses consist of the following as of the periods indicated (in thousands):

	September 30,	December 31,
	2021	2020
Accrued research and development expenses	$4,143	$2,884
Accrued employee and related expenses	2,404	2,552
Accrued professional and legal fees	643	453
Accrued other expenses	129	159
Total accrued expenses	$7,319	$6,048

5. Commitments and Contingencies

Leases

In July 2021, the Company amended the lease agreement for its San Francisco office to extend the term of the lease, which was scheduled to expire in January 2022, to January 2023, with an option to renew the term for one year.

Future minimum lease payments under the Company’s non-cancellable operating lease obligations as of September 30, 2021, are as follows (in thousands):

September 30, 2021
Remainder of 2021	$67
2022	212
2023	7
Total future minimum annual payments	$286

Rent expense was $70,000 and $61,000 for the three months ended September 30, 2021 and 2020, respectively. Rent expense was $215,000 and $208,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

During the three and nine months ended September 30, 2021 and 2020, there were no license payment expenses related to the Teva Agreements.

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

Concurrent with the closing and as a condition of the 2021 Loan Agreement, the Company drew $1.5 million under the Term A Loan Facility. The 2021 Loan Agreement provides for interest only payments to October 1, 2022, followed by consecutive monthly payments of principal and interest starting on October 1, 2022 and continuing through the maturity date of the term loan of September 1, 2024. The interest only period may be extended to April 1, 2023, if on or before September 20, 2022, the Company receives net cash proceeds of at least $75.0 million from the sale of its equity securities. The term loan bears interest at the greater of (i) 4.25% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 1.00% (or 4.25% initially and as of September 30, 2021). In addition, a final payment fee of 5% of the principal amount of the loan is due when the term loan becomes due or upon prepayment of the term loan. If the Company elects to prepay the loan, there is also a prepayment fee of between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment.

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

The 2021 Loan Agreement was accounted for as a modification to a credit facility. The related debt issuance costs incurred in May 2021, including the fair value of the warrant, together with the remaining unamortized debt issuance costs related to the Loan Agreement of $0.4 million are recorded as deferred assets and recognized on a straight-line basis as interest expense over the availability of the draw period. As amounts are drawn under the credit facility, a portion of the then carrying value of the debt issuance costs are allocated to the amounts drawn as a debt discount and, together with the final payment fee, are recognized using the effective interest method. Interest expense is recorded within other expenses, net on the condensed consolidated statement of operations and comprehensive loss.

As of September 30, 2021, the remaining unamortized debt issuance costs classified within other assets on the condensed consolidated balance sheet is $0.7 million.

7. Stockholders’ Equity

Equity Incentive Plan

The Company’s board of directors approved the 2019 Equity Incentive Plan (the “2019 Plan”), which became effective in September 2019.

The Company initially reserved 2,844,193 shares of common stock for issuance under the 2019 Plan. In addition, the number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2020, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the immediately preceding December 31, or a lesser number of shares determined by the Company’s board of directors. As of September 30, 2021, there were 1,447,655 shares of common stock available for issuance as future option grants under the 2019 Plan.

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

As of September 30, 2021, there were 549,915 shares of common stock available for issuance under the ESPP.

The Company recorded stock-based compensation for the periods indicated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$856	$359	$2,253	$848
General and administrative	1,458	795	4,271	1,709
Total stock-based compensation	$2,314	$1,154	$6,524	$2,557

The fair value of option awards granted for the periods indicated was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	September 30,
	2021	2020
Stock Options
Expected term (years)	5.5 - 6.1	4.0 - 6.1
Contractual term (years)	10.0	10.0
Expected volatility	94.0 - 97.6%	86.4 - 93.7%
Risk-free interest rate	0.7 - 1.0%	0.2 - 1.5%
Expected dividend	—	—

The following table summarizes stock option activity for the nine months ended September 30, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2020	1,898,395	$12.79	8.60	$25,918
Granted	766,513	22.55
Exercised	(167,286)	2.67
Cancelled	(93,889)	19.03
Balance outstanding as of September 30, 2021	2,403,733	16.36	8.34	$16,813
Exercisable as of September 30, 2021	829,994		7.62	$10,103

Restricted Stock Units (“RSUs”)

In February 2021, the Company granted 56,545 service based RSUs to its employees with a total grant date fair value of $1.3 million. The RSUs vest annually over a three-year period. During the three and nine months ended September 30, 2021, the Company recognized $0.1 million and $0.2 million in expense, respectively, related to the service based RSUs.

In February 2021, the Company granted 61,500 performance based RSUs to certain executives, one-third of which vest on each one-year anniversary date subject to achievement of a development milestone and continued service to the Company. The performance based RSUs have a total grant date fair value of $1.4 million. During the three and nine months ended September 30, 2021, the Company recognized $0.2 million and $0.6 million in expense, respectively, using the accelerated attribution method, related to the performance based RSUs.

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

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	Nine Months Ended
	September 30,
	2021	2020
Stock options to purchase common stock	2,403,733	1,260,943
Unvested restricted stock units	110,978	—
Warrants to purchase common stock	58,923	—
Employee stock purchase plan	3,568	2,093
Total	2,577,202	1,263,036

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, BIO89-100, a specifically engineered glycoPEGylated analog of FGF21, is currently being developed for the treatment of nonalcoholic steatohepatitis (“NASH”) and for the treatment of severe hypertriglyceridemia (“SHTG”). NASH is a severe form of nonalcoholic fatty liver disease, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma and death. There are currently no approved products for the treatment of NASH. In September 2020, we announced positive topline data from the Phase 1b/2a trial of BIO89-100 in NASH. In December 2020, we initiated a paired-biopsy open-label cohort, as part of the Phase 1b/2a trial in NASH patients to demonstrate BIO89-100’s potential benefits on histology endpoints. In July 2021, we completed target enrollment of 20 biopsy-confirmed NASH patients in this study and anticipate reporting topline data in early to mid-January 2022. In June 2021, we initiated our Phase 2b trial ENLIVEN study evaluating BIO89-100 for the treatment of patients with fibrosis stage 2 or 3 NASH. A total of approximately 216 patients will receive either 15 mg or 30 mg weekly doses or 44 mg every two-week dose of BIO89-100 or placebo for 24 weeks followed by a blinded extension phase of an additional 24 weeks for a total treatment period of 48 weeks. The primary efficacy outcome measures at Week 24 will include the two key histology-based endpoints of NASH resolution without worsening of fibrosis and the improvement of fibrosis ≥ 1 stage without worsening of NASH. In September 2021, we initiated a pharmacokinetic study of BIO89-100 in NASH patients with compensated cirrhosis (fibrosis stage F4). The study is designed to evaluate the pharmacokinetics, safety and tolerability of BIO89-100 administered as a single 30 mg dose.

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

As of September 30, 2021, our cash and cash equivalents and short-term available-for-sale securities totaled $157.3 million. Based on our current operating plan, we believe that our cash and cash equivalents and short-term available-for-sale securities, together with the proceeds available under our term loan facility, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).

We have incurred net losses since our inception. Our net losses for the three months ended September 30, 2021 and 2020 were $28.3 million and $14.6 million, respectively. Our net losses for the nine months ended September 30, 2021 and 2020 were $63.8 million and $36.9 million, respectively. As of September 30, 2021, we had an accumulated deficit of $186.9 million. We expect to continue to incur significant expenses and increasing operating losses as we advance BIO89-100 and any future product candidates through clinical trials, seek regulatory approval for BIO89-100 and any future product candidates, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, protect our intellectual property, prepare for and, if approved, proceed to commercialization of BIO89-100 and any future product candidates, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Impact of COVID-19 Pandemic

The ongoing COVID-19 pandemic has disrupted and may continue to disrupt our business and delay our preclinical and clinical programs and timelines. The extent to which the COVID-19 pandemic may impact our future operating results and financial condition is uncertain. We initiated our Phase 2 trial (ENTRIGUE) in SHTG patients in the third quarter of 2020. The COVID-19 surge observed late in the fourth quarter of 2020 and the first quarter of 2021 as well as the continued impact in the third quarter of 2021 due to the delta variant adversely impacted enrollment in this study. We expect to report topline data from this study in the first half of 2022 and we recently announced completion of target enrollment in our paired biopsy open label histology cohort with topline results anticipated in early to mid-January 2022.

We do not yet know the full extent of potential delays that may affect our clinical trials, which could prevent or delay us from obtaining approval for BIO89-100. Given the rise in the cases of COVID-19 associated with the delta variant and uncertainty regarding other variants, we cannot predict how our ongoing trials may be impacted. For more information regarding risks related to the ongoing COVID-19 pandemic, please see the risk factor entitled “The ongoing COVID-19 pandemic has resulted and may in the future result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business,” in Part II. Item 1A of this Quarterly Report on Form 10-Q. To the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth under “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Other Expenses, Net

Other expenses, net primarily consists of interest on available-for-sale securities and amortization of deferred debt issuance costs.

Results of Operations

Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended
	September 30,
	2021	2020	Change
Operating expenses:
Research and development	$23,590	$11,208	$12,382
General and administrative	4,622	3,225	1,397
Total operating expenses	28,212	14,433	13,779
Loss from operations	(28,212)	(14,433)	(13,779)
Other expenses, net	(117)	(146)	29
Income tax expense	—	(24)	24
Net loss	(28,329)	(14,603)	(13,726)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Three Months Ended
	September 30,
	2021	2020	Change
Contract manufacturing	13,593	6,040	7,553
Clinical development	6,691	2,882	3,809
Personnel-related expenses	3,121	1,841	1,280
Preclinical costs	—	217	(217)
Other expenses	185	228	(43)
Total research and development expenses	$23,590	$11,208	$12,382

Research and development expenses increased by $12.4 million, or 110%, to $23.6 million for the three months ended September 30, 2021 from $11.2 million for the three months ended September 30, 2020. The change was primarily due to an increase of $7.6 million in contract manufacturing costs, mainly as a result of the manufacture of supplies and the scaling up of manufacturing for our ongoing clinical trials and an increase of $3.8 million in clinical development costs related to our ongoing clinical trials. The increase of $1.3 million in personnel-related costs, including stock-based compensation, was due to higher headcount. The increases were partially offset by a decrease of $0.2 million in preclinical costs. The timing of such costs is dependent upon the status and stage of our clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million, or 43%, to $4.6 million for the three months ended September 30, 2021 from $3.2 million for the three months ended September 30, 2020. The change was primarily due to an increase of $1.1 million in personnel-related costs, including stock-based compensation, driven by higher headcount, an increase of $0.2 million in insurance related costs and an increase of $0.1 million in professional services including legal and accounting consulting service.

Other Expenses, Net

Other expenses, net decreased by $29,000 to $117,000 for the three months ended September 30, 2021 from $146,000 for the three months ended September 30, 2020 primarily due to additional interest income in the three months ended September 30, 2021.

Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2021	2020	Change
Operating expenses:
Research and development	$49,351	$27,429	$21,922
General and administrative	14,151	9,379	4,772
Total operating expenses	63,502	36,808	26,694
Loss from operations	(63,502)	(36,808)	(26,694)
Other expenses, net	(332)	(87)	(245)
Income tax expense	—	(23)	23
Net loss	$(63,834)	$(36,918)	$(26,916)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2021	2020	Change
Contract manufacturing	$22,051	$9,752	12,299
Clinical development	17,715	10,629	7,086
Personnel-related expenses	8,348	4,775	3,573
Preclinical costs	163	1,533	(1,370)
Other expenses	1,074	740	334
Total research and development expenses	$49,351	$27,429	$21,922

Research and development expenses increased by $21.9 million, or 80%, to $49.4 million for the nine months ended September 30, 2021 from $27.4 million for the nine months ended September 30, 2020. The change was primarily due to an increase of $12.3 million in contract manufacturing costs mainly as a result of the manufacture of supplies and the scaling up of manufacturing for our ongoing clinical trials and an increase of $7.1 million in clinical costs related to our ongoing clinical trials. The increase of $3.6 million in personnel-related costs, including stock-based compensation, was due to higher headcount and the increase of $0.3 million in other expenses was mainly due to higher professional services and allocated facilities and overhead costs. The increases were partially offset by a decrease of $1.4 million in preclinical costs. The timing of such costs is dependent upon the status and stage of our clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $4.8 million, or 51%, to $14.2 million for the nine months ended September 30, 2021 from $9.4 million for the nine months ended September 30, 2020. The change was primarily due to an increase of $3.3 million in personnel-related costs, including stock-based compensation, driven by higher headcount, an increase of $0.7 million in professional services including legal and accounting consulting service fees, an increase of $0.5 million in insurance related costs and an increase of $0.2 million in other expenses, primarily related to allocated facilities and overhead cost as we expanded our administrative function to support the growth of our business.

Other Expenses, Net

Other expenses, net increased by $0.2 million to $0.3 million for the nine months ended September 30, 2021 from $87,000 for the nine months ended September 30, 2020. The change was primarily due to amortization of additional deferred debt issuance costs in 2021 offset by interest income.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of September 30, 2021, we had available cash and cash equivalents and short-term available-for-sale securities of $157.3 million and an accumulated deficit of $186.9 million.

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

In March 2021, we entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (the “Sales Agents”) pursuant to which we may offer and sell up to $75.0 million of shares of our common stock, from time to time, in “at-the-market” offerings (the “ATM Facility”). The Sales Agents are entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. During the three and nine months ended September 30, 2021, we did not sell any shares of common stock pursuant to the Sales Agreement.

In May 2021, we amended our secured term loan facility to increase the aggregate committed principal amount of up to $25.0 million. As of September 30, 2021, we had drawn $1.5 million under the term loan facility.

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

Based on our research and development plans, we expect that our existing cash and cash equivalents and short-term available-for-sale securities as of September 30, 2021, together with the proceeds available under our term loan facility and our ATM Facility, will be sufficient to fund our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. However, our operating plans and other demands on our cash resources may change as a result of many factors, and we may seek additional funds sooner than planned. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash used in operating activities	$(48,541)	$(32,216)
Net cash used in investing activities	(11,927)	(77,804)
Net cash provided by financing activities	1,980	158,236
Net change in cash and cash equivalents, and restricted cash	$(58,488)	$48,216

Net Cash Used in Operating Activities

During the nine months ended September 30, 2021, net cash used in operating activities was $48.5 million, which consisted of a net loss of $63.8 million, partially offset by non-cash charges of $7.7 million and a net change of $7.6 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of $6.5 million in stock-based compensation, $0.7 million in amortization of premium on available-for-sale securities and $0.4 million in amortization of debt issuance costs. The change in our operating assets and liabilities was primarily due to a $11.7 million increase in accounts payable and accrued expenses due to timing of our accounts payable and as we expanded our operations and a $4.1 million increase in prepaid and other current assets due to timing of payments.

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

Net Cash Used in Investing Activities

During the nine months ended September 30, 2021, net cash used in investing activities was $11.9 million, which consisted primarily of $119.5 million in purchases of available-for-sale securities, offset in part by $107.6 million in proceeds from sales and maturities of available-for-sale securities.

During the nine months ended September 30, 2020, net cash used in investing activities was $77.8 million, which consisted of $78.7 million in purchases of available-for-sale securities and $0.1 million of purchases of property and equipment, offset in part by $1.0 million of proceeds from maturities of available-for-sale securities.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $2.0 million, which consisted of proceeds of $1.5 million from our term loan facility and proceeds of $0.5 million from the issuance of common stock upon exercise of stock options and ESPP purchases.

During the nine months ended September 30, 2020 net cash provided by financing activities was $158.2 million, which consisted of $158.3 million net proceeds from the issuance of common stock from our public offerings and $0.1 million proceeds from the issuance of common stock upon exercise of stock options and ESPP purchases, offset in part by a $0.2 million payment of debt issuance costs.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•

We have relied on, and expect to continue to rely on, third-party manufacturers and vendors to produce and release BIO89-100 or any future product candidates. Any failure by a third-party to produce and release acceptable product candidates for us pursuant to our specifications and regulatory standards may delay or impair our ability to initiate or complete our clinical trials, obtain and maintain regulatory approvals or commercialize approved products.

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

Our clinical trials have been and may continue to be affected by the COVID-19 pandemic. For example, while we initiated the Phase 2 trial (ENTRIGUE) of BIO89-100 for the treatment of SHTG, our successful completion of these trials will depend on the external environment with respect to COVID-19 remaining conducive to executing the trial safely and effectively. The COVID-19 surge observed late in the fourth quarter of 2020 and the first quarter of 2021 as well as the continued impact in the third quarter of 2021 due to the delta variant adversely impacted enrollment in this study. We expect to report topline data from this study in the first half of 2022 and we recently announced completion of target enrollment in our paired biopsy open label histology cohort with topline results anticipated in early to mid-January 2022. Given the rise in the cases of COVID-19 associated with the delta variant and uncertainty regarding other variants, we cannot predict how our ongoing trials may be impacted.

In addition, quarantines, shelter-in-place, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, have impacted and may continue to impact personnel at third-party manufacturing facilities in the United States, Europe and other countries, or the availability or cost of materials we use or require to conduct our business, including product development, which would disrupt our supply chain. In particular, BTPH, our sole source supplier for BIO89-100, has missed certain project deadlines for our manufacturing scale-up due to quarantine orders and has forecasted other delays due to COVID-19-related impacts on their suppliers. Furthermore, we have experienced and may continue to experience delays due to widespread supply chain issues relating to the COVID-19 pandemic, as well as the designation of certain supplies for vaccine production, which may limit our ability to obtain sufficient materials for our drug products. However, we have not experienced and do not expect to experience any delays to the overall timeline for the delivery of clinical supplies.

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

Lack of efficacy, adverse events or undesirable side effects may emerge in clinical trials conducted by third parties developing FGF product candidates like ours. For example, Bristol-Myers Squibb Company and Akero Therapeutics, Inc. are also developing FGF21 product candidates for the treatment of NASH. We have no control over their clinical trials or development program, and lack of efficacy, adverse events or undesirable side effects experienced by subjects in their clinical trials could adversely affect our stock price, our ability to attract additional capital and our clinical development plans for BIO89-100 or even the viability or prospects of BIO89-100 as a product candidate, including by creating a negative perception of FGF therapeutics by healthcare providers or patients.

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

We have relied on, and expect to continue to rely on, third-party manufacturers and vendors to produce and release BIO89-100 or any future product candidates. Any failure by a third-party to produce and release acceptable product candidates for us pursuant to our specifications and regulatory standards may delay or impair our ability to initiate or complete our clinical trials, obtain and maintain regulatory approvals or commercialize approved products.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely, and expect to rely for the foreseeable future, on third-party manufacturers to supply us with BIO89-100 and any future product candidates. We currently have a sole source relationship with BTPH pursuant to which they supply us with BIO89-100. If there should be any disruption in our supply arrangement with BTPH, including any adverse events affecting BTPH, it could have a negative effect on the clinical development of BIO89-100 and other operations while we work to identify and qualify an alternate supply source. In addition, we will require large quantities of BIO89-100 for large clinical trials and to commercialize BIO89-100. Our current manufacturer may not be able to scale production to the larger quantities. We have identified a manufacturing partner for commercial-scale manufacturing, however, we cannot guarantee that such partner will be able to scale up and produce the quantities we would require to commercialize BIO89-100.

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

We rely on third-party vendors for our assay development and testing. If such third-party vendors are unable to successfully produce or test such assays, it may substantially increase our cost or could adversely impact the timing of any planned trials or the regulatory approvals of BIO89-100.

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

As a clinical-stage biopharmaceutical company, our operations have consumed significant amounts of cash since our inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we conduct clinical trials of and seek regulatory approvals for BIO89-100. We believe that our existing cash and cash equivalents and short-term available-for-sale securities, together with the proceeds available from our line of credit pursuant to our Loan and Security Agreement (as amended, the “2021 Loan Agreement”) with Silicon Valley Bank (“SVB”) will fund our projected operating requirements for a period of at least one year from the date of this Quarterly Report on Form 10-Q is filed with the SEC.

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

In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. Our internal technology systems and infrastructure, and those of our current or future third-party collaborators, service providers, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access or use resulting from malware, natural disasters, terrorism, war and telecommunication and electrical failures, denial-of-service attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks, persons inside our organizations (including employees or contractors), loss or theft, or persons with access to systems inside our organization. From time to time, we are subject to periodic phishing attempts. In the third quarter of 2021, we discovered a business email compromise caused by phishing. The phishing attack did not result in the misappropriation of any funds. Even though we are implementing remedial measures promptly following this incident and do not believe that it had a material adverse effect on our business, we cannot guarantee that our implemented remedial measures will prevent additional related, as well as unrelated, incidents. If a material system failure, accident or security breach were to occur and cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in a material disruption of our development programs and significant reputational, financial, legal, regulatory, business or operational harm.

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

Existing stockholders could suffer dilution or be negatively affected by fixed payment obligations we may incur if we raise additional funds through the issuance of additional equity securities, including under the ATM Facility, or debt or pursuant to the 2021 Loan Agreement. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants or protective rights that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

General Risk Factors

Our directors, executive officers and current holders of 5% or more of our capital stock have substantial control over our company, which could limit your ability to influence the outcome of matters subject to stockholder approval, including a change of control.

As of September 30, 2021, our executive officers, directors and other holders of 5% or more of our common stock beneficially owned a majority of our outstanding common stock. As a result, our executive officers, directors and other holders of 5% or more of our common stock, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, executive officers and other holders of 5% or more of our common stock, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company.

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

Not applicable.

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

4.3	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with SEC as Exhibit 4.1 to the Company’s Form 8-K filed on April 13, 2020).

10.1*	First Amendment to Office Lease, dated as of July 27, 2021, by and between King Family Irrevocable Trust and the Company.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
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

89bio, Inc.

Date: November 12, 2021	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer (principal executive officer)

Date: November 12, 2021	By:	/s/ Ryan Martins
Ryan Martins Chief Financial Officer
(principal financial and accounting officer)