Form 10-K
period 2021-12-31
89bio, Inc.
filed 2022-03-24
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s telephone number, including area code: (415) 432-9270

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Market on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $165.5 million. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of March 1, 2022 was 20,351,384.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders, to be held on or about June 1, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	San Francisco, California, USA

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth in “Risk Factors,” and the following risks, uncertainties and factors:

•	our plans to develop and commercialize pegozafermin (previously BIO89-100) or any future product candidates;
•	our ongoing and planned clinical trials;
•	the timing of and our ability to obtain regulatory approvals for pegozafermin or any future product candidates;
•	the effect of the ongoing COVID-19 pandemic on our business;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to identify additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;
•	the rate and degree of market acceptance and clinical utility of pegozafermin or any future product candidates, if approved;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	substantial competition in our industry and with respect to the product candidates that we are developing;
•	our intellectual property position;
•	loss of key members of management;
•	failure to successfully execute our growth strategy, including any delays in our planned future growth; and
•	our failure to maintain effective internal controls.

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

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, pegozafermin (previously BIO89-100), a specifically engineered glycoPEGylated analog of fibroblast growth factor 21 (“FGF21”), is currently being developed for the treatment of nonalcoholic steatohepatitis (“NASH”) and for the treatment of severe hypertriglyceridemia (“SHTG”). NASH is a severe form of nonalcoholic fatty liver disease (“NAFLD”), characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma (“HCC”) and death. There are currently no approved products for the treatment of NASH. In January 2022, we announced positive topline results from an expansion cohort (cohort 7) of the Phase 1b/2a trial of pegozafermin in NASH after announcing positive topline data from cohorts 1 through 6 in September 2020. We also initiated a Phase 2b trial (ENLIVEN) evaluating pegozafermin in fibrosis stage 2 or 3 NASH patients in June 2021. Patients will receive weekly doses or a every two-week dose of pegozafermin or placebo for 24 weeks followed by a blinded extension phase of an additional 24 weeks for a total treatment period of 48 weeks. We are making good progress in ENLIVEN and expect to report topline data from this trial in the first half of 2023. Based on learnings from our recent cohort, developments in the field, and feedback from our steering committee, we are working on steps to optimize the ENLIVEN trial. In 2021, we completed a pharmacokinetic study of pegozafermin in NASH patients with compensated cirrhosis (fibrosis stage F4) demonstrating that pegozafermin 30 mg has similar single-dose pharmacokinetics and pharmacodynamics in F4 as it does in non-cirrhotic NASH. We are currently evaluating the potential opportunity for pegozafermin in these fibrosis stage F4 patients. SHTG is a condition identified by severely elevated levels of triglycerides (≥500 mg/dL), which is associated with an increased risk of NASH, cardiovascular events and acute pancreatitis. We initiated our Phase 2 trial (ENTRIGUE) in SHTG patients in the third quarter of 2020 and expect to report topline data in the second quarter of 2022. We closed enrollment in this trial in February 2022 with 85 patients enrolled.

FGF21 is a metabolic hormone that regulates energy expenditure and glucose and lipid metabolism. FGF21 analogs represent a promising class of drugs to treat NASH, because they not only address the liver manifestations, but also have an effect on the multiple co-morbidities that worsen NASH. FGF21 is a clinically validated mechanism that has been shown in humans to reduce steatosis, improve the histological features of NASH and address cardio-metabolic dysregulation. It is thought to exert effects on liver fibrosis by improving metabolic regulation, which reduces ongoing liver injury thus giving the liver time to heal. FGF21 also generates an on-target effect to increase adiponectin, a hormone released from adipose tissue that, among other functions, can suppress development and progression of hepatic fibrosis. However, FGF21 in its native form suffers from a short half-life and a tendency to aggregate in solution, both of which impact its suitability as a viable drug. To address these challenges, we have specifically engineered pegozafermin to extend the half-life of the molecule while maintaining potency and thereby the clinical benefits of FGF21.

Pegozafermin may be a differentiated FGF21 therapy based on its robust and durable biological effects, a favorable tolerability profile and its potential for every two-week dosing. Given its ability to address the key liver pathologies in NASH, as well as the underlying metabolic dysregulation in NASH patients, pegozafermin has the potential to become a backbone of treatment in NASH. Pegozafermin is the only FGF21 analog being developed for the treatment of SHTG and its broad metabolic effects could potentially differentiate it from competitors in this market. Pegozafermin has a long half-life which allows convenient weekly or every-two-week dosing and is currently the only FGF21 analog being tested for every-two-week dosing. The convenient dosing regimen may support adoption and compliance amongst patients living with these chronic and generally asymptomatic diseases. Pegozafermin is self-administered by patents subcutaneously in a liquid formulation.

In September 2020 and January 2022, we presented positive topline results from cohorts 1 through 6 and cohort 7 respectively in our Phase 1b/2a trial in NASH patients which has informed the advancement of our clinical strategy in NASH. The 13-week multicenter, randomized, double-blind, placebo-controlled, multiple ascending dose-ranging portion of the trial enrolled a total of 81 patients in cohorts 1 through 6 with biopsy-confirmed NASH and phenotypic NASH (“PNASH”). All dose groups demonstrated statistically significant reductions in liver fat at week 13, with relative reduction of up to 60% versus baseline, and up to 70% versus placebo, as measured by magnetic resonance imaging—proton density fat factor (“MRI-PDFF”). A majority of patients achieved a greater than or equal to 30% (up to 88%) or a greater than or equal to 50% (up to 71%) reduction in liver fat from baseline. ALT, a liver enzyme, was significantly reduced (up to 44%) in these patients and key lipid markers like triglycerides, LDL, and non-HDL were also significantly improved. Cohort 7 in the Phase 1b/2a trial was a single-arm cohort that enrolled 20 patients with biopsy-confirmed fibrosis stage F2 and F3 NASH who were treated once weekly for 20 weeks with 27 mg of pegozafermin. Cohort 7 data was consistent with previous findings and validate pegozafermin’s effect on histology. Meaningful changes were observed on key histology endpoints with a greater than or equal to 2-point improvement in NAS and no worsening of fibrosis, NASH resolution without worsening of fibrosis, and improvement in at least one stage of fibrosis without worsening NAS. Clinically meaningful and significant changes were observed across key non-invasive tests (NITs) associated with fibrosis, risk of fibrosis, or NASH resolution suggesting pegozafermin is improving total liver health. In addition to significant improvement in liver health, treatment with pegozafermin also had significant positive effects on glycemic control, lipids, adiponectin, and body weight. In 83 patients treated with pegozafermin across the full Phase 1b/2a study in cohorts 1 through 7, pegozafermin was generally well tolerated with a favorable safety profile. There were no drug-related serious adverse events and only one treatment-related discontinuation. Pooled pegozafermin treatment related adverse events in greater than or equal to 10% of patients were increased appetite (13% vs 0% placebo), diarrhea (13% vs 11% placebo), and nausea (12% vs 11% placebo). Most of the GI adverse events were mild and of short duration. A few mild injection site reactions were reported and there were no tremors and no hypersensitivity adverse events observed. Pegozafermin had no adverse effects on blood pressure or heart rate.

Given the potential of FGF21 to meaningfully reduce triglycerides and provide other metabolic benefits, and the established regulatory path for approval, we are developing pegozafermin for the treatment of SHTG. We initiated our Phase 2 trial (ENTRIGUE) in SHTG patients in the third quarter of 2020 and have closed enrollment with 85 patients either on stable background treatment with statins and/or prescription fish oil and/or fibrates or not on any background therapy. In this randomized, double-blind, placebo-controlled study, patients receive pegozafermin administered weekly (9 mg, 18 mg or 27 mg) or every two weeks (36 mg) or placebo over an eight-week treatment period. The primary endpoint is the percentage change in fasting triglyceride levels from baseline. Key secondary endpoints include other lipid and metabolic markers and a sub-study evaluating change in liver fat measured by MRI-PDFF. Screening in the fibrate cohort was stopped with the main study and will be analyzed as part of main ENTRIGUE trial. Topline data from ENTRIGUE is expected in the second quarter of 2022.

Impact of COVID-19 Pandemic

The ongoing COVID-19 pandemic has disrupted and may continue to disrupt our business and delay our development timeline. The extent to which the COVID-19 pandemic may impact our future operating results and financial condition is uncertain. We initiated our Phase 2 trial (ENTRIGUE) in SHTG patients in the third quarter of 2020 and our Phase 2b trial in NASH patients in the middle of 2021. The COVID-19 pandemic has impacted execution and enrollment of these trials. We do not yet know the full extent of potential delays that may affect our clinical trials, which could prevent or delay us from obtaining approval for pegozafermin. Given the surges in cases of COVID-19 experienced previously and uncertainty regarding other variants, we cannot predict how our ongoing trials may be impacted. For more information regarding risks related to the ongoing COVID-19 pandemic, please see the risk factor entitled “The ongoing COVID-19 pandemic has resulted and may in the future result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business,” in Part I. Item 1A of this Annual Report on Form 10-K. To the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth under “Risk Factors” in this Annual Report on Form 10-K.

Strategy

Our goal is to become a leading biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. The key components of our strategy are to:

•

Rapidly advance pegozafermin through clinical development for the treatment of NASH. We believe pegozafermin may be a differentiated FGF21 therapy based on its robust and durable biological effects, a favorable tolerability profile and its potential for every two-week dosing. We reported positive topline results in September 2020 and January 2022 from our Phase 1b/2a trial in NASH patients and have initiated a Phase 2b trial (ENLIVEN) in NASH patients with F2 and F3 fibrosis that is expected to report topline data in the first half of 2023. We are also evaluating the potential opportunity for pegozafermin in NASH patients with compensated cirrhosis.

•

Pursue SHTG as a second indication with pegozafermin given its unique profile and its potential for a quicker path to market. Pegozafermin’s mechanism of action supports its potential to become a differentiated treatment for SHTG patients with other metabolic co-morbidities. We expect to report topline data from the Phase 2 ENTRIGUE trial in the second quarter of 2022. We believe that a combination of smaller clinical trials and shorter development timelines could mean that SHTG potentially represents a quicker path to market for pegozafermin.

•

Scale-up and optimize the manufacturing of pegozafermin. We currently use an external contract manufacturing organization (“CMO”) to manufacture pegozafermin for our ongoing and planned clinical trials. While these trials are ongoing, we plan to work with our CMO to optimize and scale-up the manufacturing process for pegozafermin to support the increased production that will be needed for later-stage clinical trials and commercialization, if pegozafermin is approved.

•

Establish a commercial infrastructure in key geographies. We have worldwide rights to pegozafermin and intend to develop the sales infrastructure required for commercialization in the United States. We also plan to evaluate options, including strategic collaborations, for commercializing pegozafermin, if approved, in other key markets, such as Europe and China.

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

We are currently developing our lead product candidate, pegozafermin, a specifically engineered glycoPEGylated analog of FGF21, for the treatment of NASH and SHTG. We believe pegozafermin is an ideal candidate for the treatment of NASH based on its ability to address the key liver pathologies in NASH, its ability to address the underlying metabolic dysregulation in NASH patients, its favorable tolerability profile, and its potential for a longer dosing interval. Multiple epidemiological studies have linked NAFLD to increased cardiovascular disease, concluding that the majority of deaths among NAFLD patients are attributable to cardiovascular disease. As a result, we believe it is important that new therapeutics options for NASH address the underlying cardiovascular and metabolic dysregulations in these patients.

Given the potential of pegozafermin to meaningfully reduce triglycerides, we are also developing pegozafermin for the treatment of SHTG. Pegozafermin may have a competitive differentiation from approved therapies and other molecules in development based on its impact on improving liver fat and other metabolic markers in addition to triglyceride reduction. There is regulatory precedence for the approval of therapies for the treatment of SHTG in the United States based on the percent reduction in triglycerides from baseline as the primary endpoint for full approval. Based on the regulatory path followed by other companies that have successfully developed SHTG therapies, we believe that a combination of smaller clinical trials and shorter development timelines could mean that SHTG potentially represents a quicker path to market for pegozafermin.

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

The critical pathophysiologic mechanisms underlying the development and progression of NASH include reduced ability to handle lipids, increased insulin resistance, injury to hepatocytes and liver fibrosis in response to hepatocyte injury. NASH patients have an excessive accumulation of fat in the liver resulting primarily from a caloric intake above and beyond energy needs. A healthy liver contains less than 5% fat, but a liver in someone with NASH can contain more than 20% fat. This abnormal liver fat contributes to the progression to NASH, a liver necro-inflammatory state, that can lead to scarring, also known as fibrosis, and, for some, can progress to cirrhosis and liver failure—cirrhosis develops in approximately 20% to 45% of patients. In some cases, cirrhosis progresses to decompensated cirrhosis, which results in permanent liver damage that can lead to liver failure. In addition, it is estimated that 8% of patients with advanced fibrosis will develop HCC. NASH is a complex, multifaceted disease that doesn’t just affect the liver. Patients with NASH frequently have other significant metabolic co-morbidities such as obesity, hyperglycemia, dyslipidemia and systemic hypertension (a constellation of which is commonly referred to as metabolic syndrome) and these further contribute to the risk of cardiovascular disease.

Disease Overview - SHTG

We are also developing pegozafermin for the treatment of SHTG. Hypertriglyceridemia (“HTG”) is characterized by elevated fasting plasma triglyceride levels >200 mg/dL and SHTG is typically defined as triglyceride levels of ≥500 mg/dL. SHTG is associated with an increased risk of NAFLD, NASH and cardiovascular diseases, as well as acute pancreatitis, accounting for up to 10% of all acute pancreatitis episodes. A third-party study utilizing an omega-3 fatty acid (“omega-3 FA”) demonstrated the linkage between a reduction in triglycerides and favorable cardiovascular clinical outcomes. Additionally, SHTG increases the risk of developing NAFLD, NASH and cardiovascular disease.

It is estimated that there are 4 million patients in the United States with triglyceride levels of ≥500 mg/dL. Of these patients, it is estimated that up to 100% of patients have clinically meaningful hepatic fat (MRI-PDFF ≥5%; baseline data from the sub-study in ENTRIGUE; n=14), up to 70% have Type 2 diabetes, and up to 65% have high LDL. This patient population is expected to increase due to the triple epidemic of obesity, metabolic syndrome and Type 2 diabetes. In addition, the addressable market has the potential to expand as a result of increasing awareness of the importance of treating elevated triglyceride levels, similar to the focus today of physicians on managing LDL levels, as well as due to third party commercial efforts expected to promote triglyceride reduction.

The treatment regimen for SHTG includes dietary restrictions and lipid-lowering drug treatment such as fibrates, omega-3 fish oils and niacin. Some statins are indicated in HTG but do not have an indication for use in SHTG. Despite multiple agents approved for the treatment of SHTG, these agents have limitations that may not make them ideal for all patients. For example, fibrates have demonstrated reductions in triglycerides of up to approximately 55% at 12 weeks of treatment. However, they have also shown increases in LDL-C (up to 45%), a detrimental effect in this patient population, risk of drug-drug interactions and increases in transaminases, as well as tolerability issues including myopathy. Omega 3 fish oils have shown more modest benefits in reduction of triglycerides from baseline of approximately 25% to 45%. Some fish oils have also showed major increases in LDL-C (up to 45%). Fish oils also have a significant pill burden given the high daily doses required. In addition, these agents fail to meaningfully address the related co-morbidities of SHTG, including liver fat reduction and glycemic control, which, when left untreated, may further exacerbate the condition. In third-party studies, up to 50% of treated SHTG patients were unable to reduce their triglyceride levels to < 500 mg/dL despite using approved drugs and are considered refractory patients. These refractory patients have substantial unmet medical need and represent a significant market opportunity for pegozafermin as an add-on therapy along with the opportunity for pegozafermin to be used in patients not on any background therapy. Given the continuing unmet need in SHTG and limitations of current treatments, there are several agents in development for the treatment of SHTG, including a fibrate, and novel drugs targeting aspects of HTG and SHTG, including ANGPTL3 and APOC3 inhibitors.

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

Histological diagnosis remains the gold standard for assessment of NASH and fibrosis. However, given that liver biopsy is associated with risks of pain, bleeding and other morbidity, as well as significant cost, the procedure is not practical for general patient screening. Additionally, histology diagnosis is confounded by evaluation of a small sliver of a large heterogenous organ that may not represent the full organ, and significant variability in reading of slides including inter- and intra-reader variability. Several non-invasive tools such as clinical risk scores, serum markers and imaging techniques are increasingly used to assess NASH patients. Non-invasive tests (“NITs”) such as the Fibroscan-AST (“FAST”) score, Fibrosis-4 index, the Enhanced Liver Fibrosis score and vibration-controlled transient elastography, (“VCTE”), have been validated and are increasingly used. These NITs have an excellent negative predictive value and an acceptable positive predictive value for detection of advanced (≥ F3) fibrosis and are increasingly used in clinical settings. Additionally, evidence is emerging that shows a correlation between reduction in steatosis as measured by MRI-PDFF and reduction in ALT ≥17 U/L and histologic improvement on liver biopsy. In draft guidance, the FDA encouraged sponsors to identify biochemical or noninvasive imaging biomarkers that, once characterized and agreed by the FDA, could replace liver biopsies for patient selection and efficacy assessment in clinical trials.

We expect that the validation and subsequent adoption of these NITs will result in an increase in the diagnosis and treatment rates for NASH in the future.

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

Pegozafermin

Overview

We are developing pegozafermin, a specifically engineered glycoPEGylated analog of FGF21, for the treatment of NASH and SHTG. Pegozafermin has been specifically engineered to retain the activity of native FGF21 while extending its half-life. Specifically, it has been engineered to: (1) protect against proteolysis and reduce renal clearance, (2) have an extended half-life, (3) minimize susceptibility to aggregate in solution and (4) optimize its potency, enabling the potential use of lower dosage/doses. Additionally, we believe that pegozafermin may enhance binding affinity for ß-Klotho, by altering the conformation of the C-terminus which could have a positive impact on efficacy.

Primary Structure and Protein Engineering of Pegozafermin

Pegozafermin has been optimally constructed with two mutations via substitutions with natural amino acids at site-specific positions (173 and 176) toward the C-terminus end of the hormone. The mutations were incorporated into the FGF21 sequence after existing proline to create a consensus sequence for glycosylation. Subsequently, the glycosyl linker and a single 20 kDa glycoPEG moiety were enzymatically introduced at the O-linked glycosylation consensus site (position 173) via the proprietary glycoPEGylation technology. Our glycoPEG moiety is an activated form of the PEG molecule with the use of Sialic Acid, CMP-SA-PEG. The proximity of the mutations ensures consistent and efficient attachment of the glycoPEG moiety.

Pegozafermin has two modified natural amino acid residues:

•	S173T: Serine modified to Threonine at position 173; and
•	R176A: Arginine modified to Alanine at position 176.

In addition, a Methionine residue was introduced at the N-terminus which acts as the translation initiation signal. Figure 1 below shows the structure of pegozafermin.

Figure 1: Structure of Pegozafermin

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

Pegozafermin uses a proprietary glycoPEGylation technology that has been previously validated by a third party, as this technology is incorporated in another pharmaceutical product (Lonquex® by Teva) that has received regulatory approval and is currently commercialized in the European Union.

Figure 2: Summary of Pegozafermin Attributes and Benefits

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

Therapeutic Potential of Pegozafermin Supported by Preclinical Animal Models of NASH, Diabetes and Obesity

Pegozafermin has been evaluated in three animal models of direct relevance to NASH. These included: (1) Stelic Animal Model, (“STAM”), (2) Diet-induced NASH (“DIN”) model and (3) spontaneous diabetic obese cynomolgus monkey model. Additional studies done in diabetes mouse model and diet induced obesity mouse model showed benefits in key markers of relevance in NASH.

A wide range of doses were tested in these studies as well as weekly and once every two-week dosing regimen was tested in a cynomolgus monkey study. The key outcomes of these studies are summarized in Figure 3 below.

Figure 3: Summary of NASH Pharmacology Studies

Preclinical pharmacology study with pegozafermin	Improved Insulin Sensitivity	Improved Triglycerides and Cholesterol	Reduced Hepatocyte Injury	Reduced Liver Steatosis, Inflammation & Fibrosis	Body Weight Reduction
DIN mouse model I (10 weeks)	✓	✓	✓	✓	✓
DIN mouse model II (19 weeks)	✓	✓	✓	✓	✓
Diabetic obese cynomolgus monkey study 1 (8 weeks; weekly dosing)	✓	✓	✓	Not evaluated	✓
Diabetic obese cynomolgus monkey study 2 (4 weeks; QW or Q2W dosing)	✓	✓	✓	Not evaluated	✓
✓	Statistically significant benefit observed.

Pegozafermin Clinical Development in NASH

Phase 1a Clinical Trial of Single-Dose of Pegozafermin in Healthy Volunteers

We conducted a Phase 1a clinical trial to evaluate the safety, tolerability and PK of pegozafermin in 58 healthy volunteers. In this randomized, double-blind, placebo-controlled, Phase 1a, first-in-human, SAD clinical trial the PK profile of pegozafermin was generally dose-proportional or slightly more than dose-proportional with a half-life of approximately 55 to 100 hours. At single doses of 9.1 mg and higher, significant improvements were observed in key lipid parameters measured at Day 8 and Day 15 after dosing on Day 1. The mean changes versus baseline include significant reductions in triglycerides (up to 51%) and LDL-C (up to 37%) and increase in HDL-C (up to 36%) despite the baseline values being in the normal range. Pegozafermin demonstrated rapid (starting from Day 2), sustained and durable improvements on lipid parameters for two weeks or more after single-dose administration. Pegozafermin was well tolerated across the dose range and there were no deaths, serious adverse events or discontinuations due to adverse events. The most commonly observed treatment-related adverse events, occurring in at least two subjects in the pooled pegozafermin group, were injection site reactions and headache, all of which were reported as mild. No clinically meaningful trends were observed in gastrointestinal events, laboratories or vital signs including blood pressure or heart rate changes.

Phase 1b/2a Proof of Concept Clinical Trial in NASH Patients

In September 2020 and January 2022, we presented positive topline results from cohorts 1 to 6 and cohort 7 respectively in our Phase 1b/2a trial in NASH patients which has informed the advancement of our clinical strategy in NASH. The phase 1b/2a trial for cohorts 1 to 6 was multicenter, randomized, double-blind, placebo-controlled, multiple ascending dose-ranging and enrolled a total of 81 patients to receive weekly (3mg/9mg/18mg/27mg) or every two-week (18mg/36mg) dosing of pegozafermin or placebo for up to 12 weeks. Key endpoints assessed were safety, tolerability, and PK of pegozafermin as well as change in liver fat measured by MRI-PDFF and other metabolic markers. The trial design is shown in Figure 4 below.

Figure 4: Phase 1b/2a Trial Design

As shown in Figure 5 below, all dose groups in cohorts 1 to 6 demonstrated significant reductions in liver fat at week 13, with relative reductions up to 60% versus baseline and up to 70% versus placebo, as measured by MRI-PDFF. 43% of the patients at the highest dose achieved normal liver fat content of < 5%. A significant proportion of patients responded to therapy with up to 88% and 71% of patients achieving a ≥30% or a ≥50% reduction in liver fat versus baseline, respectively.

Figure 5: Relative Reduction in Liver Fat vs. Placebo at Week 13

QW
Q2W
3mg
9mg
18mg
27mg
18mg
36mg
-10%
-30%
-50%
-70%
-47% ***
-59% ***
-46% ***
-70% ***
-53% ***
-60% ***

As shown in Figure 6 below for cohorts 1 to 6, treatment with pegozafermin also resulted in significant improvements in liver transaminases, with up to a 44% reduction in ALT and a 35 U/L decrease in ALT in patients with elevated baseline levels. Treatment with pegozafermin resulted in significant reductions in triglycerides (up to 28%; p <0.05), non-HDL (up to 16%; p<0.01) and LDL-C (up to 16%; p<0.05). Triglycerides were reduced to a greater extent in patients with elevated triglycerides at baseline (TG ≥200 mg/dL), and 53% of the pegozafermin patients in this group normalized triglyceride levels versus 0% in the placebo group. Pegozafermin also demonstrated significant increases in the insulin-sensitizing hormone adiponectin (up to 61%; p<0.001). Improvements were also noted across the spectrum of metabolic marker data vs. placebo for the 27mg QW dose group including HOMA-IR, glucose, HbA1c, and body weight (p<0.05).

Figure 6: Clinically Meaningful ALT Reduction; Greater Reduction in Patients with High ALT

Additional analyses presented at the Endocrine Society’s annual meeting in March 2021 demonstrated that pegozafermin treatment resulted in significant reductions in liver volume of up to 15% and liver fat volume of up to 65% in treated patients at 13 weeks compared to baseline, as measured by MRI-PDFF. A post-hoc analysis presented at The Liver Meeting of AASLD in November 2021 assessed the effect of pegozafermin on spleen volume (SV) in NASH patients without advanced fibrosis. SV was evaluated by MRI in all eligible patients on pegozafermin 27mg every week dose (n=8), pegozafermin 36mg every two-week dose (n=8) and 16 patients on placebo. At baseline, it was observed that SV was correlated with liver volume, vibration-controlled transient elastography (VCTE) score and body mass index (BMI), and negatively correlated with platelet count. Findings at study Day 50 and Day 92 demonstrated that treatment with pegozafermin led to a progressive and significant decrease in SV compared to placebo (on Day 50, treated patients saw an average 7.4% decrease in SV and by Day 92 patients saw an average 11.8% decrease in SV).

Paired-biopsy, Open-label Histology Cohort (Cohort 7)

Cohort 7 in the Phase 1b/2a trial was a single-arm cohort that enrolled 20 patients with biopsy-confirmed fibrosis stage F2 and F3 NASH who were treated once weekly for 20 weeks with 27 mg of pegozafermin. 19 of 20 patents received an end of treatment biopsy and one patient withdrew consent. A greater than or equal to 2-point improvement in NAS (with 1-point from either ballooning or inflammation) and no worsening of fibrosis was the nominal primary endpoint. Key secondary endpoints included response rates on NASH resolution without worsening of fibrosis, improvement in at least one stage of fibrosis without worsening NAS and safety/tolerability. Patients had a mean BMI of 37 and type 2 diabetes was prevalent in most patients. 65% had fibrosis stage F3 NASH and 35% had fibrosis stage F2 NASH, a higher proportion of F3 patients than is typical for most proof-of-concept NASH studies. The baseline values for VCTE, ProC3, and transaminases were consistent with a more advanced population.

74% of patients achieved a greater than or equal to 2-point improvement in NAS with at least a 1-point improvement in ballooning or inflammation. Substantial reductions were observed across all 3 NAS components (≥1 point change) – ballooning (79%), inflammation (47%), and steatosis (74%). All patients had improvement or no change in ballooning and inflammation. The histology results demonstrate proof-of-concept for the translation of pegozafermin’s effects on liver fat, ALT, and other relevant non-invasive measures into histological improvement.

Figure 7: Histology Results

≥2-point improvement in NAS without worsening of fibrosis[1] (primary endpoint)	63%
≥2-point improvement in NAS[1]	74%
NASH resolution without worsening of fibrosis	32%; 95% CI: 13%-57%
One-stage improvement of fibrosis without worsening of NASH	26%; 95% CI: 9%-51%
NASH resolution or fibrosis improvement	47%

NAS = NAFLD Activity Score

1A 2-point improvement in NAS score required a 1-point improvement in either ballooning or inflammation

Data from a new analysis of the same histology slides by a panel of an additional three expert liver pathologists resulted in a wide range of response rates, with rates of NASH resolution without worsening of fibrosis up to 47% and rates of ≥ 1-stage improvement in fibrosis without worsening of NASH up to 42% as shown in Figure 8 below.

Figure 8: New Analysis of Cohort 7 Histology Slides By a Panel of Three Experts

To assess pegozafermin’s effect on the whole liver, a number of NITs including imaging, serum biomarkers, and risk stratification scores were built into the study. Clinically meaningful and significant changes were observed across these key NITs associated with fibrosis, risk of fibrosis, or NASH resolution. The consistency of data across all these endpoints and the magnitude of changes observed in these NITs suggest that pegozafermin is improving total liver health.

Figure 9: Non-Invasive Tests (NITs) [marker of]

	Mean change from baseline at Week 20	Responder rates by clinically relevant thresholds
MRI-PDFF [liver fat content][1]	-64%***	100%/78% [≥ 30%/≥ 50%]
ALT (Alanine aminotransferase) [liver damage][2]	-46%***	71%[3] [≥ 17 U/L]
FAST Score [risk for advanced fibrosis][4]	-76%***	88% [≤ 0.35]
VCTE [liver stiffness][5]	-31%***	72% [> 20% decrease]
Pro-C3 [collagen deposition][6]	-20%***	63% [> 15% decrease]

*** p<0.001

1 Changes from baseline ≥ 30% and ≥ 50% have been correlated with NASH improvement

2 ALT changes ≥ 17 U/L have been correlated with histological improvement

3 In patients with elevated ALT as defined by ≥30 U/L in women and ≥40 U/L in men (n=14)

4 FAST score is a composite of imaging and blood markers and measured on 0-1 scale, a score ≤ 0.35 predicts Fibrosis Stage F0/F1 and NAS <4

5 VCTE is a Fibroscan assessment, >20% reduction has been correlated with fibrosis improvement

6 Pro-C3 is a blood-based measurement, >15% reduction has been correlated with fibrosis improvement

In addition to significant improvement in liver health, treatment with pegozafermin also had significant positive effects on glycemic control, lipids, adiponectin, and body weight.

Figure 10: Cardio-Metabolic Endpoints

Mean change from baseline at Week 20
HbA1c absolute change[1]	-0.9%**
Triglycerides[2]	-32%***
LDL-C	-13%*
HDL-C	+23%***
Adiponectin	+87%***
Body Weight	-4%***

*p<0.05; **p<0.01; ***p<0.001

1 In patients with HbA1c ≥ 6.5% at baseline (n=10); patients were all on concomitant diabetes medications

2 In patients with elevated triglycerides at baseline (n=11); reduction was -26% across total population

In 83 patients treated with pegozafermin across the full Phase 1b/2a study in cohorts 1 to 7, pegozafermin continues to be generally well tolerated with a favorable safety profile. There have been no drug-related serious adverse events and only one treatment-related discontinuation. Pooled pegozafermin treatment related adverse events in greater than or equal to 10% of patients were increased appetite (13% vs 0% placebo), diarrhea (13% vs 11% placebo), and nausea (12% vs 11% placebo). Most of the GI adverse events were mild and of short duration. A few mild injection site reactions were reported and there were no tremors and no hypersensitivity adverse events observed. Pegozafermin had no adverse effects on blood pressure or heart rate.

Phase 2b (ENLIVEN) Trial in Fibrosis Stage 2 or 3 NASH Patients

The ENLIVEN trial is planned to enroll NASH patients with fibrosis stage 2 or 3 and NAS ≥4. These patients will receive either 15 mg or 30 mg weekly doses or 44 mg every two-week dose of pegozafermin or placebo for 24 weeks followed by a blinded extension phase of an additional 24 weeks for a total treatment period of 48 weeks. We expect to report topline data in the first half of 2023. Based on learnings from our recent cohort, developments in the field, and feedback from our steering committee, we are working on steps to optimize the ENLIVEN trial.

Pegozafermin Clinical Development in SHTG

Pegozafermin has demonstrated significant reduction in triglyceride levels across all our preclinical and clinical studies. In our Phase 1b/2a trial, treatment with pegozafermin in cohorts 1 to 6 (mean baseline TG=174 mg/dL) and cohort 7 (mean baseline TG=170 mg/dL) resulted in significant reductions in triglycerides (up to 28% and 26% respectively) Triglycerides were reduced to a greater extent in patients with elevated levels at baseline across cohorts 1 to 6 (TG ≥ 200mg/mL) and cohort 7 (TG ≥ 150mg/mL) of 37% and 32%, respectively. While currently approved SHTG therapies decrease triglyceride levels, they generally do not have broader metabolic benefits such as reduction in liver fat content, reduction in transaminases, and improvement in glycemic control. We presented data at the National Lipid Association meeting in 2021 that demonstrated a mean liver fat content of 20% at baseline in the first 14 patients in the MRI-PDFF sub-study of the ENTRIGUE trial.

We initiated the ENTRIGUE trial in SHTG patients in the third quarter of 2020 and have closed enrollment with 85 patients either on background lipid treatment with statins and/or prescription fish oil and/or fibrates or not on any background therapy. In this randomized, double-blind, placebo-controlled study, patients receive pegozafermin administered weekly (9 mg, 18 mg or 27 mg) or every two weeks (36 mg) or placebo over an eight-week treatment period. The primary endpoint is the percentage change in fasting triglyceride levels from baseline. Key secondary endpoints include other lipids and metabolic markers and a sub-study evaluating change in liver fat measured by MRI-PDFF. Screening in the fibrate cohort was stopped with the main study and will be analyzed as part of main ENTRIGUE trial. Topline data from ENTRIGUE is expected in the second quarter of 2022.

There is regulatory precedence for the approval of therapies for the treatment of SHTG in the United States based on the reduction in triglycerides from baseline as the primary endpoint for full approval. The FDA surrogate endpoint table for drug approval lists a reduction in triglycerides from baseline as the endpoint for full approval of a therapy in SHTG. A clinical outcome study was not required for certain third-party approvals in SHTG or as a post-marketing commitment. The SHTG Phase 3 trial for some of these products consisted of a single study of 75 to 100 patients per treatment group with a 12-week duration. Based on the regulatory path followed by other companies that have successfully developed SHTG therapies, we believe that a combination of smaller clinical trials and shorter development timelines could mean that SHTG potentially represents a quicker path to market for pegozafermin. The Phase 3 trial could potentially evaluate pegozafermin as an add-on therapy in refractory patients or patients not on background therapy with a primary endpoint of percentage change in fasting triglyceride levels from baseline at 12-24 weeks. The key secondary endpoints could include an assessment of liver fat reduction, glycemic control, weight, and other lipids. The safety database could potentially include trials in other hypertriglyceridemia patient populations.

Figure 11: Pegozafermin Could Potentially Address Metabolic Conditions Associated With SHTG

Agreements with Teva

Agreements Relating to FGF21 Program

In April 2018, we entered into an Asset Transfer and License Agreement (the “FGF21 Agreement”) with Teva Pharmaceutical Industries Ltd (“Teva”), under which we acquired certain patents, intellectual property and other assets relating to Teva’s glycoPEGylated FGF21 program. Under this agreement, Teva also granted a perpetual, non-exclusive (but exclusive as to pegozafermin), non-transferable, worldwide license to patents and know-how related to glycoPEGylation technology for use in the research, development, manufacture and commercialization of the compound pegozafermin and products containing pegozafermin. In addition, we entered into a Sublicense Agreement with ratiopharm (the “ratiopharm Sublicense”), under which we were granted a perpetual, exclusive, worldwide sublicense to patents and know-how related to glycoPEGylation technology used in the development, manufacture and commercialization of pegozafermin and products containing pegozafermin.

Under the FGF21 Agreement, we are obligated to use commercially reasonable efforts to develop and commercialize pegozafermin in each of the United States and five major European countries. We have the right to sublicense all rights licensed to us by Teva under the FGF21 Agreement.

Pursuant to the FGF21 Agreement and the FASN Agreement (as defined and described below), we paid Teva a nonrefundable upfront payment of $6.0 million. In addition, under the FGF21 Agreement, we are required to make certain payments to Teva totaling $2.5 million for the achievement of certain clinical development milestones, and additional payments totaling up to $65.0 million upon achievement of certain commercial milestones. We are also obligated to pay Teva tiered royalties at percentages in the low-to-mid single-digits on worldwide net sales of products containing pegozafermin. Our royalty obligations will terminate, on a product-by-product and country-by-country basis, at the later of: (1) the date of expiration of the last to expire valid claim in the assigned patents that covers pegozafermin in such country, (2) the expiration of data or regulatory exclusivity for pegozafermin in such country and (3) 10 years from the first commercial sale of pegozafermin in such country. We are not required to make any payments to ratiopharm pursuant to the ratiopharm Sublicense.

The term of the FGF21 Agreement will continue, on a product-by-product and country-by-country basis, until the royalty term with respect to pegozafermin in such country expires. The ratiopharm Sublicense will continue until terminated in accordance with its terms. We may terminate the FGF21 Agreement and the ratiopharm Sublicense for any reason. Either party may terminate the FGF21 Agreement for cause for the other party’s uncured material breach. ratiopharm may terminate the ratiopharm Sublicense for certain material breaches by us. Either party may terminate the FGF21 Agreement or the ratiopharm Sublicense in the event of bankruptcy of the other party. Teva may terminate the FGF21 Agreement if we challenge the validity of any patent licensed to us under the FGF21 Agreement. Termination of the FGF21 Agreement or the ratiopharm Sublicense will impact our rights under the intellectual property licensed to us by Teva and ratiopharm, respectively, but will not affect our rights under the assets assigned to us.

In April 2018, we also entered into a Reagent Supply and Technology Transfer Agreement, under which Teva will supply us with certain reagents required for the glycoPEGylation process that are necessary for our development and commercialization of pegozafermin, and transfer to us certain know-how required for the production of such reagents. The term of this agreement was extended by mutual agreement until December 31, 2022.

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

Once a BLA has been submitted, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may be extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

There remain legal and political challenges to certain aspects of the Affordable Care Act. In December 2018, a United States District Court judge in Texas ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress in 2017. The decision was appealed to the United States Supreme Court, which overturned it on the basis that the plaintiffs lacked standing. The Supreme Court’s decision did not address the constitutionality of the Affordable Care Act, and left open the opportunity for additional challenges to the Affordable Care Act. It is unclear how such litigation and other efforts to repeal, replace or otherwise modify the Affordable Care Act will impact reimbursement of pharmaceutical and biological products.

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

Competition

The biopharmaceutical industry is intensely competitive and subject to rapid innovation and significant technological advancements. We believe the key competitive factors that will affect the development and commercial success of pegozafermin and any future product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price, the level of generic competition and reimbursement. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies, universities and other research institutions. A number of biotechnology and pharmaceutical companies are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting. Smaller or earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Given the high incidence of NASH, it is likely that the number of companies seeking to develop products and therapies for the treatment of liver and cardio-metabolic diseases, such as NASH, will increase.

If pegozafermin is approved for the treatment of NASH, future competition could also arise from select products currently in development, including: Firsocostat/GS-0976, an ACC inhibitor, and Cilofexor/GS-9674, an FXR agonist, from Gilead Sciences, Inc.; Clesacostat/PF-05221304, an ACC inhibitor, and PF-06835919, a KHK inhibitor, from Pfizer Inc.; Ocaliva, an FXR agonist from Intercept Pharmaceuticals, Inc.; Resmetirom, a beta-thyroid hormone receptor agonist from Madrigal Pharmaceuticals, Inc.; VK2809, a beta-thyroid hormone receptor agonist from Viking Therapeutics, Inc.; Aldafermin, an FGF19 analog from NGM Biopharmaceuticals, Inc.; MK-3655, an FGFR1c/KLB agonist antibody from Merck & Co., Inc.; Efruxifermin, a FGF21 fusion protein from Akero Therapeutics, Inc.; Belapectin, a Galectin-3 inhibitor from Galectin Therapeutics Inc.; Aramchol, a synthetic conjugate of cholic acid and arachidic acid from Galmed Pharmaceuticals Ltd.; Semaglutide, a GLP-1 receptor agonist from Novo Nordisk A/S; Pemvidutide/ALT-801, a dual GLP-1/glucagon agonist from Altimmune; Tirzepatide, a dual GIP/GLP-1 receptor agonist from Eli Lilly and Company; and Lanifibranor, a PPAR alpha/delta/gamma agonist from Inventiva; NNC0194-0499, an FGF21 analog from Novo Nordisk; BOS-580, an FGF21 analog from Boston Pharmaceuticals; and BFKB8488A, an FGFR1/KLB agonist antibody from Genentech.

If pegozafermin is approved for the treatment of SHTG, we would face competition from currently approved and marketed products, including statins, fibrates, Vascepa (Pure EPA), and Lovaza (EPA and DHA), as well as generic products. Further competition could arise from products currently in development, including: Olezarsen/AKCEA-APOCIII-LRx, an APOC3 inhibitor from Ionis; Evinacumab, an Anti-ANGPTL3 from Regeneron Pharmaceuticals, Inc.; Pemafibrate, a PPAR alpha agonist from Kowa Research Institute, Inc.; and ARO-APOC3, an ApoC-III inhibitor from Arrowhead Pharmaceuticals, Inc.

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

Manufacturing and Supply

We do not own or operate manufacturing facilities for the production of pegozafermin, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely, and expect to continue to rely, on third parties for the manufacturing of our product candidates for preclinical and clinical testing, as well as for commercial manufacturing if pegozafermin or any future product candidate receives marketing approval.

Pegozafermin drug substance is manufactured by fermentation of a recombinant strain of the bacterium E. coli. Product accumulates as insoluble particles (inclusion bodies) within the cells and is recovered by cell disruption, followed by solubilization of the inclusion bodies, protein refolding and purification with two chromatographic separation columns. Purified material is glycoPEGylated in a 2-step enzymatic reaction where a 20kDa linear glycoPEG moiety is attached to the protein through GalNAc and Sialic Acid linkers.

GlycoPEGylated protein is purified with two chromatographic columns to yield product with target quality attributes. Purified glycoPEGylated protein is concentrated and then formulated to a target concentration with formulation buffer as drug product.

Northway Biotechpharma (“BTPH”) is our sole source supplier for pegozafermin. Any reduction or halt in supply of drug product from BTPH could limit our ability to develop pegozafermin until a replacement contract manufacturer is found and qualified.

We are working with BTPH and a second vendor on process optimization to support large-scale production for future trials and commercialization. We have successfully developed a new refrigerated liquid formulation. This formulation is approved by the FDA and is currently in use in our trials. We are currently developing an additional liquid formulation at various concentrations. In parallel, we have entered into a contract with a vendor for Pre-Filled Syringe (“PFS”) development and commercial fill.

BTPH Agreement

In May 2018, we entered into a master services agreement with BTPH, under which BTPH agreed to provide us certain services, including development, manufacturing, and storing of pegozafermin, under statements of work for such services to be agreed by the parties from time to time. The master services agreement will continue for the duration of time that BTPH is providing services to us, unless earlier terminated by either party upon its terms. We may terminate the agreement at any time after a specified notice period and subject to the payment of certain agreed upon fees where such termination results in cancellation of manufacturing scheduled within a certain period. In addition, either party may terminate the agreement for cause for the other party’s uncured material breach, in the event of bankruptcy of the other party, in the event of the commission of fraud by the other party or in the event of a force majeure.

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

FGF21 Patents

Our FGF21 patent portfolio includes four families:

The first family is entitled “Remodeling and GlycoPEGylation of Fibroblast Growth Factor (FGF)”. This patent family provides granted patent protection in 39 countries around the globe, including the United States (U.S. Patent Number 9,200,049, expiry date: June 25, 2028; and U.S. Patent No. 10,874,714, expiry date: October 10, 2028), Canada, Europe (broadly), and Japan (latter three expire October 31, 2025) for FGF21 conjugates comprising a variety of modifying groups that can be attached at several different amino acid positions. GlycoPEGylated FGF21 is specifically claimed. The granted claims broadly protect our lead drug candidate pegozafermin and pharmaceutical compositions thereof, as well as methods for making and using pegozafermin to treat FGF21 deficiency in a patient in need thereof. One U.S. application is pending in this family.

The second family is entitled “Mutant FGF-21 Peptide Conjugate and Uses Thereof” and is specifically directed to pegozafermin. The PCT Patent Application for this family was filed on September 4, 2018 (PCT/IB2018/00112). A U.S. Prioritized Examination Continuation Patent Application (Application Serial No. 16/225,640) was filed on December 19, 2018 as a continuation of PCT/IB2018/0112 and from which U.S. Patent Number 10,407,479 was issued on September 10, 2019. The term of the U.S. Patent Number 10,407,479 is September 4, 2038. The issued claims are directed to pegozafermin and a defined genus specifically encompassing pegozafermin and compositions thereof (including site-specific mutations at positions 173 and 176), as well as methods for making and using pegozafermin for a variety of therapeutic indications. Such indications include methods for treating NASH or metabolic syndrome. Subjects where there is a need to reduce blood glucose or to reduce HbA1C include those afflicted with diabetes Type 2, NASH and metabolic syndrome. The claims encompass different therapeutic regimens for administering pegozafermin (e.g., once a week or once every two weeks), which regimens are based on pegozafermin’s surprisingly long half-life in vivo. One U.S. application is pending in this family. National phase entry of this PCT Application has been initiated in Australia (granted), Korea (granted), Europe, China (allowed), Hong Kong, Japan (granted), Canada and Israel to pursue global protection of specific mutant FGF21 peptide conjugates, and particularly pegozafermin, in these jurisdictions. Australian patent No. 2018322943 was granted on September 17, 2020 (expiry date: September 4, 2038). Korean patent No. 10-2229037 was granted on March 11, 2021 (expiry date: September 4, 2038). Japan patent No. 6852939 was granted on March 15, 2021 (expiry date: September 4, 2038).

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

We will continue to file patent applications to cover various formulations of FGF21. We have filed a provisional application on March 11, 2021 on stable liquid formulation of FGF21. A PCT patent application claiming the benefit and priority to the provisional application will be filed by the March 11, 2022 deadline.

FASN Patents

Our FASN patent portfolio currently consists of three patent families, including patents and/or patent applications in the United States, the European Patent Convention, Canada, Mexico, Israel, China and Japan.

The first patent family, directed to TEV-48317, which we acquired from Teva under the FASN Agreement, and other 1,4-substituted piperidine-based FASN inhibitors, is currently protected by three granted U.S. patents that cover these compounds, pharmaceutical compositions comprising these compounds, and/or methods of treating FASN-mediated disorders using these compounds. The non-extended term for these patents would expire on June 17, 2036. A pending U.S. application has also been filed. The first patent family also includes twelve foreign patents and two foreign patent applications. The second patent family is directed to other 1,4-substituted piperidine-based FASN inhibitors, pharmaceutical compositions, and methods of treating FASN-mediated disorders. The second patent family includes one granted U.S. patent, one U.S. patent application, nine foreign patents, and two foreign patent applications. The third patent family is directed to spiropiperidine FASN inhibitors, pharmaceutical compositions containing these compounds, and methods of treating FASN-mediated disorders using these compounds. The third patent family includes one granted U.S. patent, one U.S. patent application and five foreign patent applications.

Employees

As of December 31, 2021, we had 41 full-time employees, of which 28 employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Our principal executive offices are located at 142 Sansome Street, San Francisco, California 94104 and our telephone number is (415) 432-9270. Our website is www.89bio.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

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

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

We are an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, less extensive disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation, and exemptions from stockholder approval of any golden parachute payments not previously approved. We may also elect to take advantage of other reduced reporting requirements in future filings. As a result, our stockholders may not have access to certain information that they may deem important and the information that we provide to our stockholders may be different than, and not comparable to, information presented by other public reporting companies. We could remain an emerging growth company until the earlier of (1) the last day of the year following the fifth anniversary of the completion of our initial public offering (“IPO”), (2) the last day of the year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

We are also a smaller reporting company, as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

•

We will require substantial additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of pegozafermin or develop new product candidates.

•

The ongoing COVID-19 pandemic has resulted and may in the future result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business.

•

Our business depends on the success of pegozafermin, our only product candidate under clinical development, which has not completed a pivotal trial. If we are unable to obtain regulatory approval for and successfully commercialize pegozafermin or other future product candidates, or we experience significant delays in doing so, our business will be materially harmed.

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
•

We have relied on, and expect to continue to rely on, third-party manufacturers and vendors to produce and release pegozafermin or any future product candidates. Any failure by a third-party to produce and release acceptable product candidates for us pursuant to our specifications and regulatory standards may delay or impair our ability to initiate or complete our clinical trials, obtain and maintain regulatory approvals or commercialize approved products.

•

Pegozafermin and any future product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

•

We are developing pegozafermin for the treatment of NASH, an indication for which there are no approved products. This makes it difficult to predict the timing and costs of the clinical development of pegozafermin for the treatment of NASH.

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

•	Pegozafermin has not received regulatory approval. If we are unable to obtain regulatory approvals to market pegozafermin or any future product candidates, our business will be adversely affected.
•	Our success depends upon our ability to obtain and maintain intellectual property protection for our products and technologies.
•

We rely on a license from Teva and a sublicense from ratiopharm to patents and know-how related to glycoPEGylation technology that are used in the development, manufacture and commercialization of pegozafermin. Any termination or loss of significant rights, including the right to glycoPEGylation technology, or breach, under these agreements or any future license agreement related to our product candidates, would materially and adversely affect our ability to continue the development and commercialization of the related product candidates.

Risks Related to Our Business and Industry

We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale. We have incurred net losses since our inception, we expect to incur significant and increasing operating losses and we may never be profitable. Our stock is a highly speculative investment.

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. We commenced operations in 2018, and to date, our operations have been focused on organizing and staffing our company, raising capital, acquiring our initial product candidate, pegozafermin and licensing certain related technology, conducting research and development activities, including preclinical studies and clinical trials, and providing general and administrative support for these operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect and/or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale, we have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. We have limited experience as a company conducting clinical trials and no experience as a company commercializing any products.

Pegozafermin is in development and, to date, we have not generated any revenue from the licensing or commercialization of pegozafermin. We will not be able to generate product revenue unless and until pegozafermin or any future product candidate, alone or with future partners, successfully completes clinical trials, receives regulatory approval and is successfully commercialized. As pegozafermin is in development, we do not expect to receive revenue from it for a number of years, if ever. Although we may seek to obtain revenue from collaboration or licensing agreements with third parties, we currently have no such agreements that could provide us with material, ongoing future revenue and we may never enter into any such agreements.

We are not profitable and have incurred net losses since our inception. Consequently, predictions about our future success or viability may not be as accurate as they would be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. We have spent, and expect to continue to spend, significant resources to fund research and development of, and seek regulatory approvals for, pegozafermin and any future product candidates. We expect to incur substantial and increasing operating losses over the next several years as our research, development clinical trial and manufacturing activities increase. In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or if or when we will achieve or maintain profitability. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. The net losses we incur may fluctuate significantly from quarter-to-quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Even if we eventually generate product revenue, we may never be profitable and, if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will require substantial additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of pegozafermin or develop new product candidates.

As a clinical-stage biopharmaceutical company, our operations have consumed significant amounts of cash since our inception. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of and seek regulatory approvals for pegozafermin. We believe that our existing cash and cash equivalents and short-term available-for-sale securities, together with the proceeds available from our line of credit pursuant to our Loan and Security Agreement (as amended, the “2021 Loan Agreement”) with Silicon Valley Bank (“SVB”) will fund our projected operating requirements for a period of at least one year from the date of this Annual Report on Form 10-K is filed with the SEC.

We will require additional capital to discover, develop, obtain regulatory approval for and commercialize pegozafermin and any future product candidates. We do not have any committed external source of funds other than the unused portion of the line of credit available to us pursuant to the 2021 Loan Agreement and as a result of any sales that we may make pursuant to the sales agreement for our “at-the-market” offering facility. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. If we do not raise additional capital, we may not be able to expand our operations or otherwise capitalize on our business opportunities, our business and financial condition will be negatively impacted and we may need to: significantly delay, scale back or discontinue research and discovery efforts and the development or commercialization of any product candidates or cease operations altogether; seek strategic alliances for research and development programs when we otherwise would not, or at an earlier stage than we would otherwise desire or on terms less favorable than might otherwise be available; or relinquish, or license on unfavorable terms, our rights to technologies or any product candidates that we otherwise would seek to develop or commercialize ourselves.

In addition, if pegozafermin receives approval and is commercialized, we will be required to make milestone and royalty payments to Teva, from whom we acquired certain patents and intellectual property relating to pegozafermin, and from whom we licensed patents and know-how related to glycoPEGylation technology that is used in the manufacture of pegozafermin. For additional information regarding this license agreement, please see Note 5 of our accompanying audited consolidated financial statements.

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

Our clinical trials have been and may continue to be affected by the COVID-19 pandemic. For example, while we initiated the Phase 2 trial (ENTRIGUE) of pegozafermin for the treatment of SHTG, our successful completion of these trials will depend on the external environment with respect to COVID-19 remaining conducive to executing the trial safely and effectively. The COVID-19 pandemic has impacted execution and enrollment of our trials. We expect to report topline data from this study in the second quarter of 2022. Given the surges in cases of COVID-19 experienced previously and uncertainty regarding other variants, we cannot predict how our ongoing trials may be impacted.

In addition, quarantines, shelter-in-place, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, have impacted and may continue to impact personnel at third-party manufacturing facilities in the United States, Europe and other countries, or the availability or cost of materials we use or require to conduct our business, including product development, which would disrupt our supply chain. In particular, BTPH, our sole source supplier for pegozafermin, has missed certain project deadlines for our manufacturing scale-up due to quarantine orders and has forecasted other delays due to COVID-19-related impacts on their suppliers. Furthermore, we have experienced and may continue to experience delays due to widespread supply chain issues relating to the COVID-19 pandemic, as well as historically the designation of certain supplies for vaccine production, which may limit our ability to obtain sufficient materials for our drug products. However, we have not experienced and do not expect to experience any delays to the overall timeline for the delivery of clinical supplies.

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

The COVID-19 pandemic continues to evolve rapidly. The ultimate impact of the COVID-19 pandemic or a similar public health emergency is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems, or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on the operation of and results from our clinical trials and on our other business operations, including preventing or delaying approval for pegozafermin.

Our business depends on the success of pegozafermin, our only product candidate under clinical development, which has not completed a pivotal trial. If we are unable to obtain regulatory approval for and successfully commercialize pegozafermin or other future product candidates, or we experience significant delays in doing so, our business will be materially harmed.

To date, the primary focus of our product development has been pegozafermin for the treatment of patients with NASH. Currently, pegozafermin is our only product candidate under clinical development. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and that therefore may be able to better sustain a failure of a lead candidate. Successful continued development and ultimate regulatory approval of pegozafermin for the treatment of NASH or other indications, including SHTG, is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the clinical development of pegozafermin. If we cannot successfully develop, obtain regulatory approval for and commercialize pegozafermin, we may not be able to continue our operations. The future regulatory and commercial success of pegozafermin is subject to a number of risks, including that if approved for NASH or SHTG, pegozafermin will likely compete with products that may reach approval for the treatment of NASH prior to pegozafermin, products that are currently approved for the treatment of SHTG and the off-label use of currently marketed products for NASH and SHTG.

Clinical drug development involves a lengthy and expensive process with uncertain timelines and uncertain outcomes, and the results of prior preclinical or clinical trials are not necessarily predictive of our future results.

Pegozafermin and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and comparable foreign regulatory authorities before obtaining marketing approval from these regulatory authorities. The drug development and approval process is lengthy and expensive, and approval is never certain. Investigational new drugs, such as pegozafermin, may not prove to be safe and effective in clinical trials. We have no direct experience as a company in conducting pivotal trials required to obtain regulatory approval. We may be unable to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, if at all. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support regulatory approval. Even if a current clinical trial is successful, it may be insufficient to demonstrate that pegozafermin is safe or effective for registration purposes.

There is a high failure rate for drugs and biologic products proceeding through clinical trials. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of pegozafermin or any future product candidate may not be predictive of the results of later-stage clinical studies or trials and the results of studies or trials in one set of patients or line of treatment may not be predictive of those obtained in another. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical studies and earlier stage clinical trials. In addition, data obtained from preclinical and clinical activities is subject to varying interpretations, which may delay, limit or prevent regulatory approval. It is impossible to predict when or if pegozafermin or any future product candidate will prove effective or safe in humans or will receive regulatory approval. Owing in part to the complexity of biological pathways, pegozafermin or any future product candidate may not demonstrate in patients the biochemical and pharmacological properties we anticipate based on laboratory studies or earlier stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. The number of patients exposed to product candidates and the average exposure time in the clinical development programs may be inadequate to detect rare adverse events or findings that may only be detected once a product candidate is administered to more patients and for greater periods of time. To date, our Phase 1a and Phase 1b/2a clinical trials have involved small patient populations and, because of the small sample size in such trials, the results of these clinical trials may be subject to substantial variability, including the inherent variability associated with biopsies in NASH patients, and may not be indicative of either future interim results or final results in future trials of patients with liver or cardio-metabolic diseases. If we are unable to successfully demonstrate the safety and efficacy of pegozafermin or other future product candidates and receive the necessary regulatory approvals, our business will be materially harmed.

If we experience delays in clinical testing, our commercial prospects will be adversely affected, our costs may increase and our business may be harmed.

We cannot guarantee that we will be able to initiate and complete clinical trials and successfully accomplish all required regulatory activities or other activities necessary to gain approval and commercialize pegozafermin or any future product candidates. We currently have two active investigational new drug (“IND”) applications with the FDA in the United States for pegozafermin. In the future, we may file an additional IND with another division for any future indications or future product candidates. If any such future IND is not approved by the FDA, our clinical development timeline may be negatively impacted and any future clinical programs may be delayed or terminated. As a result, we may be unable to obtain regulatory approvals or successfully commercialize our products. We do not know whether any other clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize pegozafermin and any future product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize pegozafermin or any future product candidates and may harm our business, results of operations and prospects. Our or our future collaborators’ inability to timely complete clinical development could result in additional costs to us as well as impair our ability to generate product revenue, continue development, commercialize pegozafermin and any future product candidates, reach sales milestone payments and receive royalties on product sales. In addition, if we make changes to a product candidate including, for example, a new formulation, we may need to conduct additional nonclinical studies or clinical trials to bridge or demonstrate the comparability of our modified product candidate to earlier versions, which could delay our clinical development plan or marketing approval for our current product candidate and any future product candidates.

If we encounter difficulties in enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials largely depends on patient enrollment. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our future clinical trials, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Furthermore, there are inherent difficulties in diagnosing NASH, which can currently only be definitively diagnosed through a liver biopsy, and identifying SHTG patients. Specifically, identifying patients most likely to meet NASH enrollment criteria on biopsy is an on-going challenge, with existing clinical indicators lacking both sensitivity and specificity. As a result, NASH trials often suffer from high levels of screen failure following central review of the baseline liver biopsy, which can lead to lower enrollment. As a result of such difficulties and the significant competition for recruiting NASH and SHTG patients in clinical trials, we or our future collaborators may be unable to enroll the patients we need to complete clinical trials on a timely basis, or at all. In addition, our competitors, some of whom have significantly greater resources than we do, are conducting clinical trials for the same indications and seek to enroll patients in their studies that may otherwise be eligible for our clinical studies or trials. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which could further reduce the number of patients who are available for our clinical trials in these sites. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Even if we are able to enroll a sufficient number of patients in our clinical studies or trials, delays in patient enrollment may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of pegozafermin and any future product candidates.

We have relied on, and expect to continue to rely on, third-party manufacturers and vendors to produce and release pegozafermin or any future product candidates. Any failure by a third-party to produce and release acceptable product candidates for us pursuant to our specifications and regulatory standards may delay or impair our ability to initiate or complete our clinical trials, obtain and maintain regulatory approvals or commercialize approved products.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely, and expect to rely for the foreseeable future, on third-party manufacturers to supply us with pegozafermin and any future product candidates. We currently have a sole source relationship with BTPH pursuant to which they supply us with pegozafermin. If there should be any disruption in our supply arrangement with BTPH, including any adverse events affecting BTPH, it could have a negative effect on the clinical development of pegozafermin and other operations while we work to identify and qualify an alternate supply source. In addition, we will require large quantities of pegozafermin for large clinical trials and to commercialize pegozafermin. Our current manufacturer may not be able to scale production to the larger quantities. We have identified a manufacturing partner for commercial-scale manufacturing, however, we cannot guarantee that such partner will be able to scale up and produce the quantities we would require to commercialize pegozafermin.

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

We have begun producing certain of the reagents required for the glycoPEGylation at BTPH using the know-how transferred to us from Teva Pharmaceutical Industries Ltd (“Teva”) under our Reagent Supply and Technology Transfer Agreement. We have not completed the manufacturing process for all these reagents and cannot guarantee that we will be able to produce them successfully, or scale up our production for the quantities needed for commercialization.

Teva continues to supply us with certain reagents and will continue to do so until December 31, 2022. We expect the manufacturing of such reagents will be transferred to a new supplier prior to the end of 2022. Any complications arising under our agreement with Teva or any difficulties securing a new supplier could considerably delay the manufacture of pegozafermin. Any significant delay in the acquisition or decrease in the availability of these raw materials from Teva or any new supplier could considerably delay the manufacture of pegozafermin, which could adversely impact the timing of any planned trials or the regulatory approvals of pegozafermin.

We rely on third-party vendors for our assay development and testing. If such third-party vendors are unable to successfully produce or test such assays, it may substantially increase our cost or could adversely impact the timing of any planned trials or the regulatory approvals of pegozafermin.

The FDA and other comparable foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and other comparable foreign regulatory authorities also inspect these facilities to confirm compliance with cGMP. We have little to no control regarding the occurrence of third-party manufacturer incidents. Any failure to comply with cGMP requirements or other FDA or comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop pegozafermin or any future product candidates and market our products following approval. Our sole source supplier, BTPH, has not yet manufactured a commercial product, and as a result, has not been subject to inspection by the FDA and other comparable foreign regulatory authorities.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop our product candidates and commercialize any products that receive regulatory approval on a timely basis. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. For example, in the event that we need to switch our third-party manufacturer of pegozafermin from BTPH, which is our sole manufacturing source for pegozafermin, we anticipate that the complexity of the glycoPEGylation manufacturing process may materially impact the amount of time it may take to secure a replacement manufacturer. The delays associated with the verification of a new manufacturer, if we are able to identify an alternative source, could negatively affect our ability to develop product candidates in a timely manner or within budget.

Pegozafermin and any future product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

Undesirable side effects caused by pegozafermin or any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Additional clinical studies may be required to evaluate the safety profile of pegozafermin or any future product candidates. As with other drugs, we have seen evidence of adverse effects in animal and human studies and it is possible that other adverse effects will become apparent in ongoing or future animal or human safety studies. It may be difficult to discern whether certain events or symptoms observed during our clinical trials or by patients using our approved products are related to pegozafermin or any future product candidates or approved products or some other factor. As a result, we and our development programs may be negatively affected even if such events or symptoms are ultimately determined to be unlikely related to pegozafermin or any future product candidates or approved products. Further, we expect that pegozafermin will require multiple administrations via subcutaneous injection in the course of a clinical trial. This chronic administration increases the risk that rare adverse events or chance findings are discovered in the commercial setting, where pegozafermin would be administered to more patients or for greater periods of time, that were not uncovered by our clinical drug development programs.

We are developing pegozafermin for the treatment of NASH, an indication for which there are no approved products. This makes it difficult to predict the timing and costs of the clinical development of pegozafermin for the treatment of NASH.

We are developing pegozafermin for the treatment of NASH, an indication for which there are no approved products. Although there are guidelines issued by the FDA for the development of drugs for the treatment of NASH, the development of a novel product candidates such as pegozafermin may be more expensive and take longer than for other, better known or extensively studied product candidates. As other companies are in later stages of clinical trials for their potential NASH therapies, we expect that the path for regulatory approval for NASH therapies may continue to evolve in the near term as these other companies refine their regulatory approval strategies and interact with regulatory authorities. Such evolution may impact our future clinical trial designs, including trial size and endpoints, in ways that we cannot predict today. In particular, regulatory authority expectations about liver biopsy data may evolve especially as more information is published about the inherent variability in liver biopsy data. Certain of our competitors have experienced regulatory setbacks for NASH therapies following communications from the FDA. We currently do not know the impact, if any, that these setbacks could have on the path for regulatory approval for NASH therapies generally or for pegozafermin. Furthermore, the histology endpoints from our Phase 2b ENLIVEN trial may not be accepted as primary endpoints for a pivotal Phase 3 trial or for FDA approval.

Our anticipated development costs would likely increase if development of pegozafermin or any future product candidate is delayed because we are required by the FDA to perform studies or trials in addition to, or different from, those that we currently anticipate.

We are also developing pegozafermin for the treatment of SHTG. Clinical trials for the treatment of SHTG may be relatively costly and time consuming. The requirements for approval by the FDA and comparable foreign regulatory authorities may change over time and this may require changes to ongoing or future clinical trial designs that could impact timelines and cost.

Lack of efficacy, adverse events or undesirable side effects may emerge in clinical trials conducted by third parties developing FGF product candidates, which could adversely affect our stock price, our ability to attract additional capital and our development program.

Lack of efficacy, adverse events or undesirable side effects may emerge in clinical trials conducted by third parties developing FGF product candidates like ours. For example, Novo Nordisk and Akero Therapeutics, Inc. are also developing FGF21 product candidates for the treatment of NASH. We have no control over their clinical trials or development program, and lack of efficacy, adverse events or undesirable side effects experienced by subjects in their clinical trials could adversely affect our stock price, our ability to attract additional capital and our clinical development plans for pegozafermin or even the viability or prospects of pegozafermin as a product candidate, including by creating a negative perception of FGF therapeutics by healthcare providers or patients.

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

To date, pegozafermin has been manufactured by a single third-party manufacturer, BTPH, solely for preclinical studies and clinical trials. The process of manufacturing pegozafermin, and in particular, the glycoPEGylation process, is complex, highly regulated, subject to several risks and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of biologic products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot assure you that any stability or other issues relating to the manufacture of pegozafermin will not occur in the future. We have limited process development capabilities and have access only to external manufacturing capabilities. We do not have and we do not currently plan to acquire or develop the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical trials or commercialization.

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

There are numerous currently approved therapies for treating diseases other than NASH and some of these currently approved therapies may exert effects that could be similar to pegozafermin in NASH. Many of these approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. This may make it difficult for us to differentiate our products from currently approved therapies, which may adversely impact our business strategy. We expect that if pegozafermin or any future product candidates are approved, they will be priced at a significant premium over competitive generic products, including branded generic products. Insurers and other third-party payors may also encourage the use of generic products or specific branded products prior to utilization of pegozafermin. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as pegozafermin or any future product candidates progress through clinical development. In addition, to the extent pegozafermin or any future product candidates are approved for liver or cardio-metabolic indications, such as SHTG, the commercial success of our products will also depend on our ability to demonstrate benefits over the then-prevailing standard of care, including diet, exercise and lifestyle modifications.

Further, if pegozafermin or any future product candidates are approved for the treatment of SHTG, we will compete with currently approved therapies and therapies further along in development. Our competitors both in the United States and abroad include large, well-established pharmaceutical and generic companies with significantly greater name recognition. Our competitors may be able to charge lower prices than we can, which may adversely affect our market acceptance. Many of these competitors have greater resources than we do, including financial, product development, marketing, personnel and other resources.

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

We are in the early stages of building the full team that we anticipate we will need to complete the development pegozafermin and other future product candidates. As we advance our preclinical and clinical development programs for product candidates, seek regulatory approval in the United States and elsewhere and increase the number of ongoing product development programs, we anticipate that we will need to increase our product development, scientific and administrative headcount. We will also need to establish commercial capabilities in order to commercialize any product candidates that may be approved. Such an evolution may impact our strategic focus and our deployment and allocation of resources. Our ability to manage our operations and growth effectively depends upon the continual improvement of our procedures, reporting systems and operational, financial and management controls. We may not be able to implement administrative and operational improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. In addition, in order to continue to meet our obligations as a public company and to support our anticipated long-term growth, we will need to increase our general and administrative capabilities. Our management, personnel and systems may experience difficulty in adjusting to our growth and strategic focus.

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

We are developing a new drug product formulation for pegozafermin and we may be unsuccessful. Any changes in methods of product candidate manufacturing or formulation may result in the need to perform new clinical trials or obtain new drug product, which would require additional costs and cause delay.

Our current drug product comes in two formulations, frozen and liquid, with the latter being used in all new studies, beginning with our ENLIVEN study. We are developing a new drug product formulation of pegozafermin for late-stage clinical trials and commercialization. We have commenced development of a pre-filled syringe for the new drug product formulation and we also plan to begin development of a pen-type autoinjector. There is no assurance that we will be successful in developing a new drug product formulation, a pre-filled syringe or an autoinjector on a timely basis or at all, any of which could impede our development and commercialization strategy for pegozafermin. The FDA or other comparable foreign regulatory authorities could require nonclinical studies or clinical trials to support introduction of any new formulation, pre-filled syringe and autoinjector, which could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase our clinical trial costs, delay approval of pegozafermin and jeopardize our ability to commence product sales and generate revenue from pegozafermin, if approved.

We rely on third parties for certain aspects of our product candidate development process and we may not be able to obtain and maintain the third-party relationships that are necessary to develop, commercialize and manufacture some or all of our product candidates.

We expect to depend on collaborators, partners, licensees, clinical investigators, contract research organizations, manufacturers and other third parties to support our discovery efforts, to formulate product candidates, to conduct clinical trials for some or all of our product candidates, to manufacture clinical and commercial scale quantities of our drug substance and drug product and to market, sell and distribute any products we successfully develop. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities and such alternative arrangements may not be available on terms acceptable to us. We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development, marketing approval and/or commercialization of pegozafermin or any future product candidates, producing additional losses and depriving us of potential revenue.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our contract research organizations, CMO, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, acts of war, medical pandemics or epidemics, such as the novel coronavirus, and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

If we fail to develop and commercialize additional product candidates, we may be unable to grow our business.

Although the development and commercialization of pegozafermin is currently our primary focus, as part of our longer-term growth strategy, we plan to evaluate the development and commercialization of other therapies related to NASH and other liver and cardio-metabolic diseases. The success of this strategy depends primarily upon our ability to identify and validate new therapeutic candidates, and to identify, develop and commercialize new drugs and biologics. Our research efforts may initially show promise in discovering potential new drugs and biologics yet fail to yield product candidates for clinical development for a number of reasons.

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

Our use of our international facilities subjects us to U.S. and foreign governmental trade, import and export, and customs regulations and laws. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Doing business internationally potentially involves a number of risks, any of which could harm our ongoing international clinical operations and supply chain, as well as any future international expansion and operations and, consequently, our business, financial condition, prospects and results of operations.

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

Risks Related to Regulatory Approvals

Pegozafermin has not received regulatory approval. If we are unable to obtain regulatory approvals to market pegozafermin or any future product candidates, our business will be adversely affected.

We do not expect pegozafermin or any future product candidate to be commercially available for several years, if at all. Pegozafermin is and any future product candidate will be subject to strict regulation by regulatory authorities in the United States and in other countries. We cannot market any product candidate until we have completed all necessary preclinical studies and clinical trials and have obtained the necessary regulatory approvals. We do not know whether regulatory agencies will grant approval for pegozafermin or any future product candidate. Even if we complete preclinical studies and clinical trials successfully, we may not be able to obtain regulatory approvals or we may not receive approvals to make claims about our products that we believe to be necessary to effectively market our products. Data obtained from preclinical studies and clinical trials is subject to varying interpretations that could delay, limit or prevent regulatory approval, and failure to comply with regulatory requirements or inadequate manufacturing processes are examples of other problems that could prevent approval. The regulatory authorities in the United States and the EU have not approved any products for the treatment of NASH, and while there are guidelines issued by the FDA for the development of drugs for the treatment of NASH and an FDA surrogate endpoint table for drug approval that includes SHTG, it is unclear whether the requirements for approval will change in the future. Any such changes may require us to conduct new trials that could delay our timeframe and increase the costs of our programs related to pegozafermin or any future product candidate for the treatment of NASH or SHTG. While the FDA has approved reduction in triglycerides levels as a surrogate endpoint for the full approval of drugs for the treatment of SHTG, it is unclear whether this endpoint will apply to any product candidates that we develop. If such endpoint is not deemed to apply to our product candidates, it would delay our development timeline and increase the costs of our programs for the treatment of SHTG. We have not had any discussions with the FDA regarding a surrogate endpoint or accelerated approval regulations. However, we currently expect that our SHTG program would be subject to smaller clinical trials and that we may expect a relatively quicker overall development timeline for this indication. These expectations are based on a published

FDA surrogate endpoint table for drug approval that includes SHTG, as well as the development path followed by other companies that developed an SHTG therapy.

Even if we are able to obtain regulatory approvals for pegozafermin or any future product candidate, if they exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims.

Even if we receive regulatory approval for pegozafermin or any future product candidates, we will have tested them in only a small number of patients during our clinical trials. If our applications for marketing are approved and more patients begin to use our product, new risks and side effects associated with our products may be discovered. As a result, regulatory authorities may revoke their approvals. We have not had any discussions with the FDA regarding a surrogate endpoint or accelerated approval regulations. However, based on recent guidelines issued by the FDA for the development of drugs for the treatment of NASH, if pegozafermin is approved by the FDA based on a surrogate endpoint pursuant to section 506(c) of the Federal Food, Drug, and Cosmetic Act and the accelerated approval regulations (21 C.F.R. part 314, subpart H; 21 C.F.R. part 601, subpart E), consistent with FDA guidance, we will be required to conduct additional clinical trials establishing clinical benefit on the ultimate outcome of NASH. If pegozafermin is approved by the FDA for the treatment of SHTG based on an endpoint of the reduction of triglycerides, the FDA may still require a cardiovascular outcomes study as part of a post-marketing authorization commitment. Such a study would be time consuming and costly and we cannot guarantee that we will see positive results, which could result in the revocation of the approval. Additionally, we may be required to conduct additional clinical trials, make changes in labeling of our product, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities for pegozafermin and any future product candidates. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such product are revoked. As a result, we may experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for pegozafermin or any future product candidates would substantially harm our business.

Currently, we do not have any product candidates that have received regulatory approval. The time required to obtain approval from the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions. It is possible that none of pegozafermin or any future product candidates will ever obtain regulatory approval. Pegozafermin or any future product candidate could fail to receive regulatory approval from the FDA or comparable foreign regulatory authorities for many reasons, including those referenced in Part I, Item 1. “Business—Government Regulation and Product Approval” in this Annual Report on Form 10-K. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of the product candidate.

Even if pegozafermin or any future product candidate receives regulatory approval, it may still face future development and regulatory difficulties.

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

Any changes we make to our pegozafermin or any future product candidates to cause them to have what we view as more advantageous properties may not be covered by our existing patents and patent applications, and we may be required to file new applications and/or seek other forms of protection for any such altered product candidates. The patent landscape surrounding the technology underlying our product candidates is crowded, and there can be no assurance that we would be able to secure patent protection that would adequately cover an alternative to pegozafermin or any future product candidates.

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

Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with pegozafermin or any future product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

We rely on a license from Teva and a sublicense from ratiopharm to patents and know-how related to glycoPEGylation technology that are used in the development, manufacture and commercialization of pegozafermin. Any termination or loss of significant rights, including the right to glycoPEGylation technology, or breach, under these agreements or any future license agreement related to our product candidates, would materially and adversely affect our ability to continue the development and commercialization of the related product candidates.

In April 2018, we entered into an Asset Transfer and License Agreement (the “FGF21 Agreement”) with Teva under which we acquired certain patents, intellectual property and other assets relating to Teva’s glycoPEGylated FGF21 program, including pegozafermin. Under this agreement, we were granted a perpetual, non-exclusive (but exclusive as to pegozafermin), non-transferable, worldwide license to patents and know-how related to glycoPEGylation technology used in the development, manufacture and commercialization of pegozafermin and products containing pegozafermin. The FGF21 Agreement also contains numerous covenants with which we must comply, including the utilization of commercially reasonable efforts to develop and ultimately commercialize pegozafermin, as well as certain reporting covenants and the obligation to make royalty payments, if and when pegozafermin is approved for commercialization. Our failure to satisfy any of these covenants could result in the termination of the FGF21 Agreement. In addition, we entered into a Sublicense Agreement with ratiopharm (the “ratiopharm Sublicense”), under which we were granted a perpetual, exclusive, worldwide sublicense to patents and know-how related to glycoPEGylation technology used in the development, manufacture and commercialization of pegozafermin and products containing pegozafermin. Termination of the FGF21 Agreement or the ratiopharm Sublicense will impact our rights under the intellectual property licensed to us by Teva and ratiopharm, respectively, including our license to glycoPEGylation technology, but will not affect our rights under the assets assigned to us.

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

We may be unable to obtain intellectual property rights or technology necessary to develop and commercialize pegozafermin and any future product candidates.

The patent landscape around our programs is complex, and we are aware of several third-party patents and patent applications containing subject matter that might be relevant to pegozafermin. Depending on what claims ultimately issue from these patent applications, and how courts construe the issued patent claims, as well as depending on the ultimate formulation and method of use of pegozafermin or any future product candidates, we may need to obtain a license to practice the technology claimed in such patents. There can be no assurance that such licenses will be available on commercially reasonable terms, or at all.

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

Third parties may initiate legal proceedings against us alleging that we infringe their intellectual property rights or we may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, including in oppositions, interferences, revocations, reexaminations, inter partes review or derivation proceedings before the USPTO or its counterparts in other jurisdictions. These proceedings can be expensive and time-consuming and many of our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. We could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent of a third party. A finding of infringement could prevent us from commercializing our pegozafermin or any future product candidates or force us to cease some of our business operations, which could materially harm our business.

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

As of December 31, 2021, our executive officers, directors and other holders of 5% or more of our common stock beneficially owned a majority of our outstanding common stock. As a result, our executive officers, directors and other holders of 5% or more of our common stock, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, executive officers and other holders of 5% or more of our common stock, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space, which consists of approximately 1,600 square feet located at 6 Hamada Street, Herzliya, 4673340, Israel. This lease expires on April 30, 2022. We also lease office space at 142 Sansome Street, San Francisco, California 94104, which consists of approximately 3,600 square feet. This lease expires on January 14, 2023. We believe that our current spaces are adequate for our needs. We also believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

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

As of March 1, 2022, there were approximately 7 stockholders of record of our common stock.

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

Item 6. [Reserved].

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, pegozafermin (previously BIO89-100), a specifically engineered glycoPEGylated analog of fibroblast growth factor 21 (“FGF21”), is currently being developed for the treatment of nonalcoholic steatohepatitis (“NASH”) and for the treatment of severe hypertriglyceridemia (“SHTG”). NASH is a severe form of nonalcoholic fatty liver disease (“NAFLD”), characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma (“HCC”) and death. There are currently no approved products for the treatment of NASH. In January 2022, we announced positive topline results from an expansion cohort (cohort 7) of the Phase 1b/2a trial of pegozafermin in NASH after announcing positive topline data from cohorts 1 through 6 in September 2020. We also initiated a Phase 2b trial (ENLIVEN) evaluating pegozafermin in fibrosis stage 2 or 3 NASH patients in June 2021. Patients will receive weekly doses or a every two-week dose of pegozafermin or placebo for 24 weeks followed by a blinded extension phase of an additional 24 weeks for a total treatment period of 48 weeks. We are making good progress in ENLIVEN and expect to report topline data from this trial in the first half of 2023. Based on learnings from our recent cohort, developments in the field, and feedback from our steering committee, we are working on steps to optimize the ENLIVEN trial. In 2021, we completed a pharmacokinetic study of pegozafermin in NASH patients with compensated cirrhosis (fibrosis stage F4) demonstrating that pegozafermin 30 mg has similar single-dose pharmacokinetics and pharmacodynamics in F4 as it does in non-cirrhotic NASH. We are currently evaluating the potential opportunity for pegozafermin in these fibrosis stage F4 patients. SHTG is a condition identified by severely elevated levels of triglycerides (≥500 mg/dL), which is associated with an increased risk of NASH, cardiovascular events and acute pancreatitis. We initiated our Phase 2 trial (ENTRIGUE) in SHTG patients in the third quarter of 2020 and expect to report topline data in the second quarter of 2022. We closed enrollment in this trial in February 2022 with 85 patients enrolled.

We commenced operations in 2018 and have devoted substantially all of our resources to raising capital, acquiring our initial product candidate, identifying and developing pegozafermin, licensing certain related technology, conducting research and development activities (including preclinical studies and clinical trials) and providing general and administrative support for these operations.

As of December 31, 2021, our cash and cash equivalents and short-term available-for-sale securities totaled $150.7 million. Based on our current operating plan, we believe that our cash and cash equivalents and short-term available-for-sale securities together with the proceeds available under our term loan facility will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (“SEC”).

We have incurred net losses since our inception. Our net losses for the years ended December 31, 2021 and 2020 were $90.1 million and $49.5 million, respectively. As of December 31, 2021, we had an accumulated deficit of $213.2 million. We expect to continue to incur significant expenses and increasing operating losses as we advance pegozafermin and any future product candidates through clinical trials, seek regulatory approval for pegozafermin and any future product candidates, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, protect our intellectual property, prepare for and, if approved, proceed to commercialization of pegozafermin and any future product candidates, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Impact of COVID-19 Pandemic

The ongoing COVID-19 pandemic has disrupted and may continue to disrupt our business and delay our development timeline. The extent to which the COVID-19 pandemic may impact our future operating results and financial condition is uncertain. We initiated our Phase 2 trial (ENTRIGUE) in SHTG patients in the third quarter of 2020 and our Phase 2b trial in NASH patients in the middle of the 2021. The COVID-19 pandemic has impacted execution and enrollment of our trials. We do not yet know the full extent of potential delays that may affect our clinical trials, which could prevent or delay us from obtaining approval for pegozafermin. Given the surges in cases of COVID-19 experienced previously and uncertainty regarding other variants, we cannot predict how our ongoing trials may be impacted. For more information regarding risks related to the ongoing COVID-19 pandemic, please see the risk factor entitled “The ongoing COVID-19 pandemic has resulted and may in the future result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business,” in Part I. Item 1A of this Annual Report on Form 10-K. To the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth under “Risk Factors” in this Annual Report on Form 10-K.

Components of Results of Operations

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our lead product candidate, pegozafermin. Our research and development expenses consist primarily of external costs related to preclinical and clinical development, including costs related to acquiring patents and intellectual property, expenses incurred under license agreements and agreements with contract research organizations and consultants, costs related to acquiring and manufacturing clinical trial materials, including under agreements with contract manufacturing organizations and other vendors, costs related to the preparation of regulatory submissions and expenses related to laboratory supplies and services, as well as personnel costs. Personnel costs consist of salaries, employee benefits and stock-based compensation for individuals involved in research and development efforts.

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

We expect our research and development expenses to increase for the foreseeable future as we continue the development of pegozafermin and continue to invest in research and development activities. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming, and the successful development of pegozafermin and any future product candidates is highly uncertain. To the extent that pegozafermin continues to advance into larger and later stage clinical trials, our expenses will increase substantially and may become more variable. The actual probability of success for pegozafermin or any future product candidate may be affected by a variety of factors, including the safety and efficacy of our product candidates, investment in our clinical programs, manufacturing capability and competition with other products. As a result, we are unable to determine the timing of initiation, duration and completion costs of our research and development efforts or when and to what extent we will generate revenue from the commercialization and sale of pegozafermin or any future product candidate.

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

Other Expenses, Net

Other expenses, net primarily consists of amortization of deferred debt issuance costs and amortization of premium on available-for-sale securities offset by interest income on available-for-sale securities.

Results of Operations

Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$70,330	$36,199	$34,131
General and administrative	19,413	13,156	6,257
Total operating expenses	89,743	49,355	40,388
Loss from operations	(89,743)	(49,355)	(40,388)
Other expenses, net	(526)	(203)	(323)
Income tax benefit	147	59	88
Net loss	$(90,122)	$(49,499)	$(40,623)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	Change
Clinical development	$29,500	$13,613	$15,887
Contract manufacturing	27,584	12,995	14,589
Personnel-related expenses	11,725	6,841	4,884
Preclinical costs	66	1,684	(1,618)
Other expenses	1,455	1,066	389
Total research and development expenses	$70,330	$36,199	$34,131

Research and development expenses increased by $34.1 million, or 94%, to $70.3 million in 2021 compared to $36.2 million in 2020. The change was primarily due to an increase of $15.9 million in clinical development costs related to our ongoing clinical trials and an increase of $14.6 million in contract manufacturing costs, mainly as a result of the manufacture of supplies and the scaling up of manufacturing for our ongoing clinical trials. The increase of $4.9 million in personnel-related costs, including stock-based compensation, was due to higher headcount and the increase of $0.4 million in other expenses was primarily due to higher allocated facilities and overhead costs. The increases were partially offset by a decrease of $1.6 million in preclinical costs; the timing of such costs is dependent upon the status and stage of our clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $6.3 million, or 48%, to $19.4 million in 2021 compared to $13.2 million in 2020. The change was due to an increase of $4.1 million in personnel-related costs, including stock-based compensation, driven by higher headcount, an increase of $1.1 million in professional services primarily due to legal and consulting services, an increase of $0.7 million in insurance related costs and an increase of $0.4 million in other costs primarily due to higher allocated facilities and overhead costs.

Other Expenses, Net

Other expenses, net increased by $0.3 million to $0.5 million in 2021 compared to $0.2 million in 2020, primarily due to higher amortization of debt issuance costs in 2021.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of December 31, 2021, we had available cash and cash equivalents and short-term available-for-sale securities of $150.7 million and an accumulated deficit of $213.2 million.

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

In March 2021, we entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (the “Sales Agents”) pursuant to which we may offer and sell up to $75.0 million of shares of our common stock, from time to time, in “at-the-market” offerings (the “ATM Facility”). The Sales Agents are entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. During the fourth quarter of 2021, we received proceeds of $3.3 million, net of commissions and offering expenses from sales of 186,546 shares of our common stock at a weighted-average price of $17.97 per share pursuant to the ATM Facility.

In May 2021, we amended our secured term loan facility (“2021 Loan Agreement”) to increase the aggregate committed principal amount up to $25.0 million. As of December 31, 2021, we had drawn $20.0 million under our term loan facility and $5.0 million remains available to be drawn on the achievement of certain milestones and is available to be drawn on or before September 30, 2022.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our lead product candidate, pegozafermin. We plan to increase our research and development expenses for the foreseeable future as we continue the clinical development of our current and future product candidates. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our current product candidate or any future product candidates. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or our current or any future license agreements which we may enter into or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast the timing and amounts of milestone, royalty and other revenue from licensing activities, which future product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Based on our research and development plans, we expect that our existing cash and cash equivalents and short-term available-for-sale securities as of December 31, 2021, together with the proceeds available from our term loan facility and our ATM Facility, will be sufficient to fund our operations for a period of at least one year from the date this Annual Report on Form 10-K is filed with the SEC. However, our operating plans and other demands on our cash resources may change as a result of many factors, and we may seek additional funds sooner than planned. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

Our future funding requirements will depend on many factors, including the following:

•

the progress, timing, scope, results and costs of our clinical trials of pegozafermin and preclinical studies or clinical trials of other potential product candidates we may choose to pursue in the future, including the ability to enroll patients in a timely manner for our clinical trials;

•	the costs and timing of obtaining clinical and commercial supplies and validating the commercial manufacturing process for pegozafermin and any other product candidates we may identify and develop;
•	the cost, timing and outcomes of regulatory approvals;
•	the timing and amount of any milestone, royalty or other payments we are required to make pursuant to current or any future collaboration or license agreements;
•	costs of acquiring or in-licensing other product candidates and technologies;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	the costs associated with attracting, hiring and retaining additional qualified personnel as our business grows;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting; and
•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in (provided by)
Operating activities	$(76,781)	$(46,244)
Investing activities	7,159	(106,832)
Financing activities	23,871	157,924
Net change in cash and cash equivalents, and restricted cash	$(45,751)	$4,848

Operating Activities

During the year ended December 31, 2021, net cash used in operating activities was $76.8 million, which consisted of a net loss of $90.1 million, partially offset by non-cash charges of $10.1 million and a net change of $3.3 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of $8.7 million in stock-based compensation, $0.9 million in amortization of premium on available-for-sale securities and $0.6 million in amortization of debt issuance costs. The change in our operating assets and liabilities was due to a $8.9 million increase in accounts payable and accrued expenses due to the timing of our accounts payable as well as continued expansion of our operations, offset in part by a $5.7 million increase in prepaid and other current assets due to timing of payments.

During the year ended December 31, 2020, net cash used in operating activities was $46.2 million, which consisted of a net loss of $49.5 million and a net change of $1.0 million in our net operating assets and liabilities, partially offset by non-cash charges of $4.3 million. The change in our operating assets and liabilities was primarily due to a $3.6 million increase in prepaid and other current assets due to the timing of payments as well as increased scale of operations and the initiation of clinical trials in the second half of 2020, offset in part by a $2.6 million increase in accounts payable and accrued expenses as we grew our operations. The non-cash charges were primarily comprised of $3.8 million in stock-based compensation, $0.3 million in amortization of premium on available-for-sale securities and $0.2 million in amortization of debt issuance costs.

Investing Activities

During the year ended December 31, 2021, net cash provided by investing activities was $7.2 million, which consisted primarily of $148.4 million in proceeds from sales and maturities of available-for-sale securities, offset in part by $141.2 million in purchases of available-for-sale securities.

During the year ended December 31, 2020, net cash used in investing activities was $106.8 million, which consisted of $118.9 million in purchases of available-for-sale securities and $0.1 million in purchases of property and equipment, offset in part by $12.2 million in proceeds from maturities of available-for-sale securities.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $23.9 million, which consisted of $20.0 million in proceeds from our term loan facility, $3.3 million in net proceeds from the sale and issuance of common stock pursuant to our ATM Facility and $0.6 million in proceeds from the issuance of common stock upon exercise of stock options and employee stock purchase plan (“ESPP”) purchases.

During the year ended December 31, 2020, net cash provided by financing activities was $157.9 million, which consisted of $157.7 million in net proceeds from the sale and issuance of common stock from our public offerings and $0.4 million in proceeds from the issuance of common stock upon exercise of stock options and ESPP purchases, offset in part by a $0.2 million payment of debt issuance costs.

Debt Obligations

Our 2021 Loan Agreement provides for a total term loan facility of $25.0 million. As of December 31, 2021, we had drawn $20.0 million under the term loan facility and are required to make interest-only payments until October 1, 2022 followed by consecutive monthly payments of principal and interest starting on October 1, 2022 and continuing through September 1, 2024, the maturity date of the term loan. The interest-only period may be extended to April 1, 2023, if on or before September 20, 2022, we receive net cash proceeds of at least $75.0 million from the sale of our equity securities. Our term loan bears interest at the greater of (i) 4.25% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 1.00% (or 4.25% initially and as of December 31, 2021). In addition, a final payment fee of 5% of the principal amount of the loan is due when the term loan becomes due or upon prepayment of the term loan. If we elect to prepay the loan, there is also a prepayment fee of between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment.

Other Contractual Obligations and Commitments

Our cash requirements greater than twelve months related to other contractual obligations and commitments include:

In April 2018, we entered into two agreements with Teva Pharmaceutical Industries Ltd (the “Teva Agreements”) under which we acquired certain patents and intellectual property relating to two programs. Pursuant to the Teva Agreements, we could be obligated to pay Teva up to $67.5 million under each program, for a total of $135.0 million, upon the achievement of certain clinical development and commercial milestones. In addition, we are obligated to pay Teva tiered royalties at percentages in the low-to-mid single-digits on worldwide net sales on all products containing the Teva compounds. As of December 31, 2021, the timing and likelihood of achieving the milestones and generating product sales are uncertain.

We lease office space for our corporate headquarters in San Francisco under a lease that expires in January 2023. We also lease office space in Israel under a lease that expires in April 2022. As of December 31, 2021, undiscounted future minimum lease payments of $0.2 million remain on both leases.

In addition, we enter into agreements in the normal course of business with contract research organizations, contract manufacturing organizations and other vendors for research and development services. Such agreements generally provide for termination upon written notice but obligate us to reimburse vendors for any time or costs incurred through the date of termination.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Stock-Based Compensation

We measure compensation related to all equity awards granted to employees, directors, and non-employee service providers, including stock options and restricted stock units based on the estimated fair value. We recognize forfeitures as they occur.

We estimate the fair value of stock option awards on the date of grant, and the resulting stock-based compensation, using the Black-Scholes option-pricing model. The grant date fair value of stock option awards, which have graded vesting, is recognized as an expense using the straight-line method over the requisite service period of each award, which is generally the vesting period of the respective awards.

We use the Black-Scholes option-pricing model to estimate the fair value of stock option awards that requires the use of subjective assumptions to determine the fair value of equity awards. These assumptions include:

•

Expected volatility— Since we have limited trading history for our common stock, expected volatility is estimated based on weighting our volatility and the volatility of comparable publicly traded biotechnology companies during the equivalent period of the calculated expected term of the options granted. We chose comparable companies based on their similar size, stage in the life cycle or area of specialty. There is a degree of uncertainty in determining a comparable peer group as each of the peers are engaged in varied research and development activities, the timing and progress of which differ within the peer group.

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

We will continue to use judgment in evaluating the expected volatility and expected term utilized for our stock-based compensation calculations on a prospective basis.

The fair value of restricted stock units is based on the fair value of our common stock on the date of grant. The grant date fair value of restricted stock units with service vesting conditions is recognized over the requisite service period on a straight-line basis. For restricted stock units with performance vesting conditions, we evaluate the probability of achieving the performance condition at each reporting date and recognize expense for such performance awards over the requisite service period using the accelerated attribution method. We recognize forfeitures as they occur.

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

To the Stockholders and Board of Directors
89bio, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 89bio, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

                                                                                /s/ KPMG LLP

We have served as the Company’s auditor since 2020.

San Francisco, California

March 24, 2022

89bio, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$52,432	$98,183
Restricted cash	25	25
Short-term available-for-sale securities	98,288	106,446
Prepaid and other current assets	11,237	5,548
Total current assets	161,982	210,202
Property and equipment, net	150	166
Other assets	290	706
Total assets	$162,422	$211,074
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,843	$2,065
Accrued expenses	10,194	6,048
Term loan, current	2,500	—
Total current liabilities	19,537	8,113
Term loan, non-current, net	16,898	—
Other non-current liability	30	—
Total liabilities	36,465	8,113
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized as of December 31, 2021 and 2020, respectively, no shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 20,317,204 and 19,931,660 shares issued and outstanding as of December 31, 2021 and 2020, respectively	20	20
Additional paid-in capital	339,218	326,046
Accumulated other comprehensive loss	(64)	(10)
Accumulated deficit	(213,217)	(123,095)
Total stockholders’ equity	125,957	202,961
Total liabilities and stockholders’ equity	$162,422	$211,074

The accompanying notes are an integral part of these consolidated financial statements.

89bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$70,330	$36,199
General and administrative	19,413	13,156
Total operating expenses	89,743	49,355
Loss from operations	(89,743)	(49,355)
Other expenses, net	(526)	(203)
Net loss before income tax	(90,269)	(49,558)
Income tax benefit	147	59
Net loss	$(90,122)	$(49,499)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(71)	8
Foreign currency translation adjustments	17	(18)
Total other comprehensive loss	$(54)	$(10)
Comprehensive loss	$(90,176)	$(49,509)
Net loss per share, basic and diluted	$(4.48)	$(3.08)
Weighted-average shares used to compute net loss per share, basic and diluted	20,098,340	16,087,785

The accompanying notes are an integral part of these consolidated financial statements.

89bio, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Capital	Loss	Deficit	Equity
Balance as of December 31, 2019	13,788,982	$14	$163,526	$-	$(73,596)	$89,944
Issuance of common stock upon public offerings, net of issuance costs of $1,208	6,072,040	6	157,674	—	—	157,680
Issuance of common stock upon exercise of stock options	63,366	—	271	—	—	271
Issuance of common stock upon ESPP purchase	7,272	—	134	—	—	134
Issuance of common stock warrant in connection with term loan facility	—	—	634	—	—	634
Stock-based compensation	—	—	3,807	—	—	3,807
Net loss	—	—	—	—	(49,499)	(49,499)
Other comprehensive loss	—	—	—	(10)	—	(10)
Balance as of December 31, 2020	19,931,660	$20	$326,046	$(10)	$(123,095)	$202,961
Issuance of common stock upon at-the-market public offerings, net of issuance costs of $165	186,546	—	3,289	—	—	3,289
Issuance of common stock upon exercise of stock options	188,286	—	487	—	—	487
Issuance of common stock upon ESPP purchase	10,712	—	144	—	—	144
Issuance of common stock warrant in connection with term loan facility	—	—	574	—	—	574
Stock-based compensation	—	—	8,678	—	—	8,678
Net loss	—	—	—	—	(90,122)	(90,122)
Other comprehensive loss	—	—	—	(54)	—	(54)
Balance as of December 31, 2021	20,317,204	$20	$339,218	$(64)	$(213,217)	$125,957

The accompanying notes are an integral part of these consolidated financial statements.

89bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(90,122)	$(49,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,678	3,807
Amortization of premium on available-for-sale securities	865	268
Amortization of debt issuance costs and accretion of final payment fee	617	230
Depreciation	79	60
Deferred tax assets	(150)	(69)
Changes in operating assets and liabilities:
Prepaid and other current assets	(5,672)	(3,600)
Accounts payable	4,778	1,131
Accrued expenses	4,146	1,428
Net cash used in operating activities	(76,781)	(46,244)
Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	148,422	12,189
Purchases of available-for-sale securities	(141,200)	(118,895)
Purchases of property and equipment	(63)	(126)
Net cash provided by (used in) investing activities	7,159	(106,832)
Cash flows from financing activities:
Proceeds from term loan facility, net of issuance costs	19,951	—
Proceeds from issuance of common stock upon public offerings, net of issuance costs	3,289	157,680
Proceeds from issuance of common stock upon stock option exercises	487	271
Proceeds from issuance of common stock upon ESPP purchases	144	134
Payment of debt issuance costs	—	(161)
Net cash provided by financing activities	23,871	157,924
Net change in cash and cash equivalents, and restricted cash	(45,751)	4,848
Cash and cash equivalents, and restricted cash at beginning of period	98,208	93,360
Cash and cash equivalents, and restricted cash at end of period	$52,457	$98,208
Components of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$52,432	$98,183
Restricted cash	25	25
Total cash and cash equivalents, and restricted cash	$52,457	$98,208
Supplemental disclosures of cash information:
Cash paid for interest	$16	$—
Cash paid for income taxes	$—	$142
Supplemental disclosures of noncash information:
Issuance of common stock warrant in connection with term loan facility	$574	$634

The accompanying notes are an integral part of these consolidated financial statements.

89bio, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Description of Business

89bio, Inc. (“89bio” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. The Company’s lead product candidate, pegozafermin (previously BIO89-100), a specifically engineered glycoPEGylated analog of fibroblast growth factor 21, is currently being developed for the treatment of nonalcoholic steatohepatitis and for the treatment of severe hypertriglyceridemia.

89bio, Inc. was formed as a Delaware corporation in June 2019 to carry on the business of 89Bio Ltd., which was incorporated in Israel in January 2018.

Public Offerings

In July 2020, the Company completed an underwritten public offering of 3,047,040 shares of its common stock at the public offering price of $27.50 per share. The Company raised a total of $78.2 million in net proceeds after deducting underwriting discounts and commissions of $5.0 million and offering costs of $0.6 million.

In September 2020, the Company completed an underwritten public offering of 3,025,000 shares of its common stock, at a public offering price of $28.00 per share. The Company raised a total of $79.5 million in net proceeds after deducting underwriting discounts and commissions of $4.6 million and offering costs of $0.6 million.

In March 2021, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (the “Sales Agents”) pursuant to which it may offer and sell up to $75.0 million of shares of the Company’s common stock, from time to time, in “at-the-market” offerings (the “ATM Facility”). The Sales Agents are entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. During the fourth quarter of 2021, the Company received proceeds of $3.3 million, net of commissions and offering expenses from sales of 186,546 shares of its common stock at a weighted-average price of $17.97 per share pursuant to the ATM Facility.

Liquidity

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. To date, the Company has not generated revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses for the foreseeable future until it completes development of its products and seeks regulatory approvals to market such products. The Company had cash and cash equivalents and short-term available-for-sale securities of $150.7 million as of December 31, 2021.

The Company expects that its cash and cash equivalents and short-term available-for-sale securities as of December 31, 2021, together with proceeds available from the Company’s term loan (see Note 6) and its ATM Facility, will be sufficient to fund operating expenses and capital expenditure requirements for a period of at least one year from the date these audited consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”).

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

89bio, Inc.

Notes to Consolidated Financial Statements

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currencies

Certain transactions during the years ended December 31, 2021 and 2020 were denominated in currencies other than the U.S. dollar. Gains and losses from foreign currency transactions were not material for all periods presented and are reflected in the consolidated statements of operations and comprehensive loss as a component of other expenses, net. The Company’s subsidiary in Lithuania uses the Euro as its functional currency for financial reporting. The re-measurement from Euros to U.S. dollars results in translation gain and loss adjustments, which are reflected as a component of comprehensive loss as foreign currency translation adjustments.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include but are not limited to accrued research and development expenses and the fair value of stock options. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Fair Value Measurements

Financial assets and liabilities are recorded at fair value on a recurring basis in the consolidated balance sheets. The carrying values of Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, prepaid and other current assets, accounts payable, and accrued expenses approximate to their fair value due to the short-term nature of these instruments. The fair value of the Company’s term loan approximates its carrying value, or amortized cost, due to the prevailing market rates of interest rates it bears. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and short-term available-for-sale securities. Bank deposits are held by accredited financial institutions and these deposits may at times be in excess of insured limits. The Company limits its credit risk associated with cash and cash equivalents by placing them with financial institutions that it believes are of high quality. The Company has not experienced any losses on its deposits of cash or cash equivalents. The Company limits amounts invested in available-for-sale securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company is not exposed to any significant concentrations of credit risk from these financial instruments.

89bio, Inc.

Notes to Consolidated Financial Statements

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

The ongoing COVID-19 pandemic has disrupted and may continue to disrupt the Company’s business and delay its preclinical and clinical programs and timelines. The Company does not yet know the full extent of potential delays to clinical trials, which could prevent or delay the Company from obtaining approval for pegozafermin. The extent to which the COVID-19 pandemic may impact the Company’s future operating results and financial condition is uncertain.

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

89bio, Inc.

Notes to Consolidated Financial Statements

Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other expenses, net. The cost of investments sold is based on the specific-identification method. The Company has not experienced material realized gains or losses or other-than-temporary losses in the periods presented. Interest on available-for-sale securities is included in other expenses, net and is not material for all periods presented.

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

Accrued Research and Development Expenses

The Company estimates preclinical and clinical study and research expenses based on the services performed, pursuant to contracts with research institutions that conduct and manage preclinical and clinical studies and research services on its behalf. The Company records the costs of research and development activities based upon the estimated services provided but not yet invoiced and includes these costs in accrued expenses in the consolidated balance sheets. These costs are a component of the Company’s research and development expenses.

The Company accrues for these costs based on factors such as estimates of the work completed in accordance with agreements established with its third-party service providers. The Company makes judgments and estimates in determining the accrued expenses balance. As actual costs become known, the Company adjusts its accrued expenses. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accrued expenses could materially affect the Company’s results of operations. Contingent milestone payments, if any, are expensed when the milestone results are probable and estimable, which is generally upon achievement of the milestone.

Leases

The Company leases its office facilities under non-cancelable operating lease agreements and recognizes related rent expense on a straight-line basis over the term of the lease.

89bio, Inc.

Notes to Consolidated Financial Statements

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of the Company’s lead product candidate, pegozafermin. Research and development expenses consist primarily of external costs related to preclinical and clinical development and related supplies, and personnel costs. Personnel costs consist of salaries, employee benefits and stock-based compensation for individuals involved in research and development efforts. Payments associated with agreements to acquire licenses to develop, use, manufacture and commercialize products and purchases of pegozafermin from contract manufacturing organizations that have not reached technological feasibility and do not have alternate future commercial use are expensed as incurred.

Stock-Based Compensation

The Company provides equity awards in the form of stock options and restricted stock units. The Company measures its equity awards made to employees, directors, and non-employee service providers based on estimated fair values and recognizes stock-based compensation over the requisite service period. The Company accounts for forfeitures as they occur.

The Company estimates the fair value of stock option awards on the date of grant using a Black-Scholes option pricing model. The Company recognizes compensation for the value of stock options awards, which have graded vesting, using the straight-line method over the requisite service period of each award.

The Black-Scholes option pricing model requires a number of assumptions, of which the most significant are expected volatility, expected option term (the time from the grant date until the options are exercised or expire), risk-free rate, and expected divided rate. These assumptions include:

•

Expected volatility—Since the Company has limited trading history for its common stock, expected volatility is estimated based on weighting the Company’s volatility and the volatility of comparable publicly traded biotechnology companies during the equivalent period of the calculated expected term of the options granted. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. There is a degree of uncertainty in determining a comparable peer group as each of the peers are engaged in varied research and development activities, the timing and progress of which differ within the peer group.

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

The fair value of restricted stock units is based on the fair value of the Company’s common stock on the date of grant. The grant date fair value of restricted stock units with service vesting conditions is recognized over the requisite service period on a straight-line basis. For restricted stock units with performance vesting conditions, the Company evaluates the probability of achieving the performance condition at each reporting date and recognizes expense for such performance awards over the requisite service period using the accelerated attribution method.

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

89bio, Inc.

Notes to Consolidated Financial Statements

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

Basic and Diluted Net Loss per Share

Basic loss per share is computed by dividing the net loss by the weighted-average number of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted-average number of common stock outstanding together with the number of additional shares of common stock that would have been outstanding if all potentially dilutive common stock had been issued. Since the Company is in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive.

Comprehensive Loss

The Company’s comprehensive loss is comprised of net loss and changes in unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02—Leases (“ASU 2016-02”), requiring the recognition of lease assets and liabilities on the balance sheet. The standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. As an emerging growth company, ASU 2016-02 is effective for the Company for the year ending December 31, 2022 and interim periods within the year ending December 31, 2023. The Company expects to adopt ASC 842 using the modified retrospective method with a cumulative effect adjustment, if any, to equity at the beginning of the period of adoption. The Company anticipates electing several practical expedients that permit the Company not to reassess (i) whether a contract is or contains a lease, (ii) the classification of existing leases, and (iii) whether previously capitalized initial direct costs would qualify for capitalization. The Company also anticipates electing not to separate non-lease components from the associated lease components and to not to recognize lease assets and liabilities for leases with a term of 12 months or less. Based on its existing facility leases as of December 31, 2021, the Company does not expect the adoption of this new standard to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. As an emerging growth company, ASU 2016-13 is effective for the Company for the year ending December 31, 2023 and interim periods within that fiscal year and must be adopted using a modified retrospective approach, with certain exceptions. The Company is evaluating the impact of this standard on its consolidated financial statements and related disclosures.

89bio, Inc.

Notes to Consolidated Financial Statements

3. Fair Value Measurements

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2021 (in thousands):

		As of December 31, 2021
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	Cost	Gains	Losses	Fair Value
Money market funds	Level 1	$21,477	$—	$—	$21,477
Commercial paper	Level 2	59,647	—	(10)	59,637
U.S. government bonds	Level 2	21,662	—	(42)	21,620
Corporate debt securities	Level 2	8,776	1	(1)	8,776
Agency bonds	Level 2	7,747	1	(7)	7,741
Municipal bonds	Level 2	4,251	—	(4)	4,247
Non-U.S. debt securities	Level 2	2,506	—	(1)	2,505
Total cash equivalents and available-for-sale securities		$126,066	$2	$(65)	$126,003
Classified as:
Cash equivalents					$27,715
Short-term available-for-sale securities					98,288
Total cash equivalents and available-for-sale securities					$126,003

The following table summarizes the Company’s cash equivalents and available-for-sale securities by contractual maturity as of December 31, 2021 (in thousands):

As of December 31, 2021
Within one year	$120,726
After one year through two years	5,277
Total cash equivalents and available-for-sale securities	$126,003

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

89bio, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the Company’s cash equivalents and available-for-sale securities by contractual maturity as of December 31, 2020 (in thousands):

As of December 31, 2020
Within one year	$160,304
After one year through two years	21,552
Total cash equivalents and available-for-sale securities	$181,856

4. Consolidated Balance Sheet Components

Prepaid and Other Current Assets

Prepaid and other current assets consist of the following as of the periods presented (in thousands):

	As of December 31,
	2021	2020
Prepaid research and development	$7,895	$2,534
Prepaid taxes	836	481
Prepaid other	2,506	2,533
Total prepaid and other current assets	$11,237	$5,548

Accrued Expenses

Accrued expenses consist of the following as of the periods presented (in thousands):

	As of December 31,
	2021	2020
Accrued research and development expenses	$6,195	$2,884
Accrued employee and related expenses	3,168	2,552
Accrued professional and legal fees	495	453
Accrued other	336	159
Total accrued expenses	$10,194	$6,048

5. Commitments and Contingencies

Leases

In May 2018, the Company entered into an operating lease agreement for its facility in Israel. The Company amended the lease term to expire in April 2022, with an option to renew for an additional 12 months. Under the lease agreement, monthly lease payments are approximately $4,200.

In December 2019, the Company entered into an operating lease for its headquarters in San Francisco, with a lease term that was due to expire in January 2022. In July 2021, the Company amended the lease agreement to extend the term of the lease to January 2023, with an option to renew the term for one year. Under the lease agreement, monthly lease payments are approximately $18,000.

Future minimum lease payments under the Company’s non-cancellable operating lease obligations as of December 31, 2021, are as follows (in thousands):

2022	$212
2023	7
Total future minimum annual payments	$219

89bio, Inc.

Notes to Consolidated Financial Statements

Rent expense was $290,000 and $273,000 for the years ended December 31, 2021 and 2020, respectively. The Company has security deposit balances of $95,000, a portion of which is included in restricted cash and a portion in other assets in the consolidated balance sheets as of December 31, 2021 and 2020.

Asset Transfer and License Agreement with Teva Pharmaceutical Industries Ltd

In April 2018, the Company concurrently entered into two Asset Transfer and License Agreements (the “Teva Agreements”) with Teva Pharmaceutical Industries Ltd (“Teva”) under which it acquired certain patents and intellectual property relating to two programs: (1) Teva’s glycoPEGylated FGF21 program, including the compound TEV-47948 (pegozafermin), a glycoPEGylated long-acting FGF21 and (2) Teva’s development program of small molecule inhibitors of fatty acid synthase. Pursuant to the Teva Agreements, the Company paid Teva an initial nonrefundable upfront payment of $6.0 million and the Company could be obligated to pay Teva up to $67.5 million under each program, for a total of $135.0 million, upon the achievement of certain clinical development and commercial milestones. In addition, the Company is obligated to pay Teva tiered royalties at percentages in the low-to-mid single-digits on worldwide net sales on all products containing the Teva compounds.

The Teva Agreements can be terminated (i) by the Company without cause upon 120 days’ written notice to Teva, (ii) by either party, if the other party materially breaches any of its obligations under the Teva Agreements and fails to cure such breach within 60 days after receiving notice thereof, or (iii) by either party, if a bankruptcy petition is filed against the other party and is not dismissed within 60 days. In addition, Teva can also terminate the agreement related to the Company’s glycoPEGylated FGF21 program in the event the Company, or any of its affiliates or sublicensees, challenges any of the Teva patents licensed to the Company, and the challenge is not withdrawn within 30 days of written notice from Teva.

During the years ended December 31, 2021 and 2020, none of the development and commercial milestones were met and accordingly, there were no milestone payments related to the Teva Agreements.

6. Term Loan

Loan and Security Agreement

In April 2020, the Company entered into a Loan and Security Agreement, (the “Loan Agreement”) with the lenders referred to therein (the “Lenders”), and Silicon Valley Bank (“SVB”), as collateral agent. The Loan Agreement provided for (i) a secured term A loan facility (the “Term A Loan Facility”) of up to $10.0 million and (ii) a secured term B loan facility (the “Term B Loan Facility”) of up to $5.0 million that became available upon the satisfaction of certain milestones, each of which was available to be drawn through May 31, 2021 pursuant to an amendment executed in April 2021. The term loan is secured by certain assets of the Borrowers (as defined in the Loan Agreement), including substantially all of the assets of the Company, excluding the Company’s intellectual property. The term loan contains customary representations, warranties, affirmative covenants and also certain restrictive covenants.

In April 2020, in connection with the execution of the Loan Agreement, the Company issued SVB a warrant to purchase 25,000 shares of the Company’s common stock with a warrant exercise price of $22.06 per share that is immediately exercisable and expires on June 30, 2025, as amended. The fair value of the warrant at issuance date was determined by using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.75%, no dividends, expected volatility of 92.3% and expected term of 10.0 years. Upon issuance, the fair value allocated to the warrant of $0.6 million met the requirements for equity classification within additional paid-in capital in the consolidated balance sheets. Additionally, the Company incurred $0.2 million in closing costs, which together with the value of the warrants, were recorded as debt issuance costs classified within other assets in the consolidated balance sheets.

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

89bio, Inc.

Notes to Consolidated Financial Statements

Concurrent with the closing and as a condition of the 2021 Loan Agreement, the Company drew $1.5 million and in December 2021, drew the remaining $18.5 million under the Term Loan A Facility. The 2021 Loan Agreement provides for interest-only payments until October 1, 2022, followed by consecutive monthly payments of principal and interest starting on October 1, 2022 and continuing through September 1, 2024, the maturity date of the term loan. The interest only period may be extended to April 1, 2023, if on or before September 20, 2022, the Company receives net cash proceeds of at least $75.0 million from the sale of its equity securities. The term loan bears interest at the greater of (i) 4.25% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 1.00% (or for both amounts drawn 4.25% initially and as of December 31, 2021). In addition, a final payment fee of 5% of the principal amount of the loan is due when the term loan becomes due or upon prepayment of the term loan. If the Company elects to prepay the loan, there is also a prepayment fee of between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment.

In May 2021, in connection with the execution of the 2021 Loan Agreement, the Company issued SVB a warrant to purchase 33,923 shares of the Company’s common stock with a warrant exercise price of $19.12 per share that is immediately exercisable and expires on May 28, 2031. The Company determined the fair value of the warrant at the issuance date by using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 1.6%, no dividends, expected volatility of 98.6% and expected term of 10.0 years. Upon issuance, the fair value of the warrant of $0.6 million was recorded as a debt issuance cost and met the requirements for equity classification within additional paid-in capital in the consolidated balance sheets. In addition, closing costs incurred were not material. In connection with Term Loan B Facility, if funded, the Company will issue additional warrant to purchase 11,305 shares of the Company’s common stock with the exercise price at the Company’s stock price at the time of issuance.

The 2021 Loan Agreement was accounted for as a modification to a credit facility. The related debt issuance costs incurred in May 2021, including the fair value of the warrant, together with the remaining unamortized debt issuance costs related to the Loan Agreement of $0.4 million were recorded as deferred assets and recognized on a straight-line basis as interest expense over the availability of the draw period. As of December 31, 2021, all amounts were drawn under the Term Loan A Facility such that all debt issuance costs were recorded as a debt discount. The carrying value of the debt discount, together with the final payment fee, are recognized using the effective interest method. Interest expense is recorded within other expenses, net in the consolidated statements of operations and comprehensive loss.

 The expected repayments of principal amount due on the term loan, excluding the final payment fee, as of December 31, 2021 are as follows (in thousands):

2022	$2,500
2023	$10,000
2024	$7,500
Total principal repayments	$20,000
Less: unamortized debt discount	(602)
Total term loan, net	19,398
Less: term loan, current	(2,500)
Term loan, non-current, net	$16,898

89bio, Inc.

Notes to Consolidated Financial Statements

7. Stock-Based Compensation

Equity Incentive Plans

The Company’s board of directors approved the 2019 Equity Incentive Plan (the “2019 Plan”), which became effective in September 2019. The Company initially reserved 2,844,193 shares of common stock for issuance under the 2019 Plan. In addition, the number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on the first day of January for a period of up to ten years, commencing on January 1, 2020, in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the immediately preceding December 31, or a lesser number of shares determined by the Company’s board of directors. As of December 31, 2021, there were 1,428,304 shares of common stock available for issuance as future option grants under the 2019 Plan.

The board of directors determines the period over which options become exercisable and options generally vest over a four-year period, with 25% of options vesting on the first anniversary of employment, and thereafter, the remaining options vesting quarterly, over the following 36-month period. The options will expire within ten years from the date of grant. The exercise price of awards granted will not be less than the estimated fair value of the shares on the date of grant.

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

As of December 31, 2021, there were 544,410 shares of common stock available for issuance under the ESPP.

The Company recorded stock-based compensation for the periods presented as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$2,966	$1,250
General and administrative	5,712	2,557
Total stock-based compensation	$8,678	$3,807

The fair value of stock options granted for the periods presented was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2021	2020
Expected term (years)	5.5-6.1	4.0-6.1
Expected volatility	86.9-91.9%	86.4-97.6%
Risk-free interest rate	0.7-1.3%	0.2-1.5%
Expected dividend	—	—

89bio, Inc.

Notes to Consolidated Financial Statements

The following table summarizes stock option activity for the year ended December 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2020	1,898,395	$12.79	8.6	$25,918
Granted	830,013	22.22
Exercised	(188,286)	2.59
Cancelled and forfeited	(133,454)	19.55
Balance outstanding as of December 31, 2021	2,406,668	$16.46	8.1	$9,970
Exercisable as of December 31, 2021	922,104	$10.76	7.3	$6,800

The estimated grant date fair value of stock options that vested during the year ended December 31, 2021, was $7.0 million. The weighted-average grant date fair value of stock options that were granted during the years ended December 31, 2021 and 2020 was $16.18 and $21.88 per share, respectively. As of December 31, 2021, there was $17.9 million of unrecognized stock-based compensation cost related to stock options granted under the 2019 Plan, which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units (“RSUs”)

In February 2021, the Company granted 56,545 service-based RSUs to its employees with a total grant date fair value of $1.3 million. The RSUs vest annually over a three-year period. During the year ended December 31, 2021, the Company recognized $0.3 million in expense related to the service-based RSUs. As of December 31, 2021, 11,651 RSUs were cancelled and 44,894 remain outstanding.

In February 2021, the Company granted 61,500 performance-based RSUs to certain executives, one-third of which vest on each one-year anniversary of the grant date subject to achievement of a development milestone and continued service to the Company. The performance-based RSUs have a total grant date fair value of $1.4 million. During the year ended December 31, 2021, the Company recognized $0.8 million in expense, using the accelerated attribution method, related to the performance-based RSUs. As of December 31, 2021, all of the performance-based RSUs remain outstanding. Subsequently, one-third of the performance-based RSUs vested in February 2022, upon achievement of the development milestone and satisfaction of the continued service condition.

8. Income Taxes

Tax Rates Applicable to the Income of the Company and its Subsidiaries

The Company is taxed according to U.S. federal and state tax laws and Israeli tax laws. The statutory tax rates applicable to the income of the Company and its subsidiaries for the periods presented are as follows:

	Year Ended December 31,
	2021	2020
89bio, Inc.	21%	21%
89Bio Ltd.	23%	23%
89bio Management, Inc.	21%	21%
UAB 89bio Lithuania	15%	15%

89bio, Inc.

Notes to Consolidated Financial Statements

The income tax benefit is comprised of (in thousands):

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$(11)
State	(2)	1
Foreign	(1)	—
Total	(3)	(10)

Deferred:
Federal	150	69
Total	150	69
Income tax benefit	$147	$59

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for the periods presented are as follows (in thousands):

	As of December 31,
	2021	2020
U.S. net operating loss carryforwards	$29,094	$11,342
Research and development expenses	6,529	5,392
Israel net operating loss carryforwards	4,262	3,978
Stock-based compensation	1,969	610
Accrued expenses	220	635
Other	191	48
Total deferred tax assets	42,265	22,005
Less: valuation allowance	(42,046)	(21,936)
Net deferred tax assets	$219	$69

As of December 31, 2021 and 2020, the Company recorded a valuation allowance of $42.0 million and $21.9 million, respectively, in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Realization of deferred tax assets is dependent upon future earnings, if any, the time and amount of which are uncertain. The Company regularly assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes based upon the weight of available evidence that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through an adjustment to income tax expense. The valuation allowance increased by $20.1 million in 2021, which primarily relates to significant taxable losses. The Company continues to record a partial valuation allowance against the deferred tax assets in Israel due to achievement of recent profitability and the expectation of future profitability in the jurisdiction. The valuation allowance increased by $11.9 million in 2020, which primarily relates to significant taxable losses. The change in valuation allowance during 2020 also includes a partial release of the valuation allowance against deferred tax assets in Israel due to achievement of recent profitability and the expectation of future profitability in the jurisdiction, which decreased the valuation allowance by $69,000 in 2020.

Available Carryforward Tax Losses and Credits

As of December 31, 2021, the Company had an accumulated tax loss carryforward of approximately $138.5 million and $18.5 million for U.S. and Israeli tax purposes, respectively. As of December 31, 2020, the Company had an accumulated tax loss carryforward of approximately $54.1 million and $17.3 million for U.S. and Israeli tax purposes, respectively. Federal net operating losses generated after 2017 can be carried forward indefinitely but utilization will be limited to 80% of taxable income in the period that net operating losses are being utilized. Carryforward tax losses in Israel have no expiration date.

89bio, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2021 and 2020, the Company had federal research and development credit carryforwards of approximately $2.1 million and $0.6 million, respectively, which expire beginning in 2040. As of December 31, 2021 and December 31, 2020, the Company has state research and development credit carryforwards of approximately $1.1 million and $0.7 million, respectively, which will carry forward indefinitely.

Loss from Operations, Before Income Tax

The Company recorded a loss from operations, before income tax for the periods presented as follows (in thousands):

	Year Ended December 31,
	2021	2020
United States	$(91,141)	$(58,760)
Lithuania	10	(73)
Israel	862	9,275
Net loss before income tax	$(90,269)	$(49,558)

Reconciliation of Income Tax Benefit

The reconciliation of income tax benefit based on the statutory tax rate to the effective tax rate for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Income tax benefit computed at statutory rates	$18,757	$8,285
Change in valuation allowance	(20,111)	(11,914)
Foreign rate differential	(19)	1,671
Change in Israel effective tax rate due to the 2019 reorganization	(2)	647
Research and development credits, net of uncertain tax position	1,331	815
Other	191	555
Income tax benefit	$147	$59

Utilization of U.S. federal and state net operating losses and credit carryforwards may be subject to an annual limitation provided for in Section 382 of the Internal Revenue Code and similar state codes. Any annual limitation could result in a deferral of the utilization of the net operating loss and credit carryforwards.

Unrecognized Tax Benefits

During the years ended December 31, 2021 and 2020, the amount of gross unrecognized tax benefits increased by $0.5 million and $0.3 million, respectively. If the total amount of unrecognized tax benefits was recognized, it would not have an impact to the effective tax rate as it would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance.

The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. As of December 31, 2021 and 2020, such interest and penalties were not material.

The Company is subject to taxation in the United States, California, and several foreign jurisdictions. To date, the Company has not been subject to any federal or state income tax audits. The Company is currently under examination by the Israeli taxing authorities for 2018 and 2019. As of December 31, 2021 all tax years remain open to examination.

89bio, Inc.

Notes to Consolidated Financial Statements

9. Net Loss Per Share

The following outstanding potentially dilutive shares, including all outstanding stock options, have been excluded from the calculation of diluted net loss per share for the periods presented due to their anti-dilutive effect:

	As of December 31,
	2021	2020
Stock options to purchase common stock	2,406,668	1,898,395
Unvested restricted stock units	106,394	—
Warrants to purchase common stock	58,923	—
Total	2,571,985	1,898,395

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to information in our proxy statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2021, including under the heading “Directors, Executive Officers and Corporate Governance.”

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

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to information in our 2022 Proxy Statement, including under headings “Executive Compensation” and “Directors, Executive Officers and Corporate Governance.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to information in our 2022 Proxy Statement, including under headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to information in our 2022 Proxy Statement, including under headings “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to information in our 2022 Proxy Statement, including under the heading “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

(3)	Exhibits:

Exhibit Index

Exhibit Number	Description

1.1	Sales Agreement, by and among the Company, SVB Leerink LLC and Cantor Fitzgerald & Co, dated March 25, 2021 (filed with the SEC as Exhibit 1.2 to the Company’s Form S-3 filed on March 25, 2021)

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

4.3*	Description of Securities

4.4	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 13, 2020)

4.5	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 4, 2021)

10.1+	Form of Indemnification Agreement for directors and executive officers (filed with the SEC as Exhibit 10.1 to the Company’s Form S-1 filed on October 11, 2019)

10.2+	Amended and Restated 2019 Equity Incentive Plan and form of agreements thereunder (filed with the SEC as Exhibit 10.2 to the Company’s Form S-1/A filed on October 28, 2019)

10.3+	2019 Employee Stock Purchase Plan (filed with the SEC as Exhibit 10.3 to the Company’s Form S-1/A filed on October 28, 2019)

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

Exhibit Number	Description
10.9+	Director Offer Letter, dated July 1, 2018, by and between 89Bio Ltd. and Michael Hayden (filed with the SEC as Exhibit 10.9 to the Company’s Form S-1 filed on October 11, 2019)

10.10+	Non-Employee Director Compensation Policy (filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2020)

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

10.15

Office Lease by and between 89bio, Inc. and King Family Irrevocable Trust, dated as of December 5, 2019 (filed with the SEC as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 18, 2020)

10.16

Loan and Security Agreement, dated as of April 7, 2020, among Silicon Valley Bank, the Lenders party thereto, 89bio, Inc., 89bio Management, Inc. and 89Bio Ltd. (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2020)

10.17

First Amendment to Loan and Security Agreement, dated as of March 31, 2021, among Silicon Valley Bank, the Lenders party thereto, 89bio Management, Inc. and 89Bio Ltd. (filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2021)

10.18

Second Amendment to Loan and Security Agreement, dated as of April 30, 2021, among Silicon Valley Bank, the Lenders party thereto, 89bio Management, Inc. and 89Bio Ltd. (filed with the SEC as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2021)

10.19

Third Amendment to Loan and Security Agreement, dated as of May 28, 2021, among Silicon Valley Bank, the Lenders party thereto, 89bio, Inc., 89bio Management, Inc. and 89Bio Ltd. (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2021)

10.20

First Amendment to Office Lease, dated as of July 27, 2021, by and between King Family Irrevocable Trust and the Company (filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2021)

16.1	Letter from Deloitte & Touche LLP, dated April 21, 2020 (filed with the SEC as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on April 23, 2020)

21.1+	List of subsidiaries (filed with the SEC as Exhibit 21.1 to the Company’s Form S-1 filed on October 11, 2019)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

Exhibit Number	Description
32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†	Portions of the exhibit have been omitted for confidentiality purposes.
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

89bio, Inc.

Date: March 24, 2022	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer and Director (principal executive officer)
Date: March 24, 2022	By:	/s/ Ryan Martins
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

Name	Title	Date

/s/ Rohan Palekar	Chief Executive Officer and Director	March 24, 2022
Rohan Palekar	(principal executive officer)

/s/ Ryan Martins	Chief Financial Officer	March 24, 2022
Ryan Martins	(principal financial and accounting officer)

/s/ Steven Altschuler	Director	March 24, 2022
Steven Altschuler, M.D.

/s/ Derek DiRocco	Director	March 24, 2022
Derek DiRocco, Ph.D.

/s/ Gregory Grunberg	Director	March 24, 2022
Gregory Grunberg, M.D.

/s/ Michael Hayden	Director	March 24, 2022
Michael Hayden, M.B., Ch.B., Ph.D.

/s/ Kathy LaPorte	Director	March 24, 2022
Kathy LaPorte

/s/ Lota Zoth	Director	March 24, 2022
Lota Zoth, C.P.A.

/s/ Edward Morrow Atkinson III	Director	March 24, 2022
Edward Morrow Atkinson III