Form 10-Q
period 2022-03-31
89bio, Inc.
filed 2022-05-12
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

 As of May 2, 2022, the registrant had 20,351,384 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

89bio, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,889	$52,432
Restricted cash	25	25
Short-term available-for-sale securities	71,197	98,288
Prepaid and other current assets	9,298	11,237
Total current assets	135,409	161,982
Property and equipment, net	138	150
Other assets	218	290
Total assets	$135,765	$162,422
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,421	$6,843
Accrued expenses	8,979	10,194
Term loan, current	5,000	2,500
Total current liabilities	18,400	19,537
Term loan, non-current, net	14,473	16,898
Other non-current liability	151	30
Total liabilities	33,024	36,465
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	20	20
Additional paid-in capital	341,759	339,218
Accumulated other comprehensive loss	(256)	(64)
Accumulated deficit	(238,782)	(213,217)
Total stockholders’ equity	102,741	125,957
Total liabilities and stockholders’ equity	$135,765	$162,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Research and development	$19,849	$10,131
General and administrative	5,259	4,608
Total operating expenses	25,108	14,739
Loss from operations	(25,108)	(14,739)
Other expenses, net	(456)	(43)
Net loss before tax	(25,564)	(14,782)
Income tax expense	(1)	—
Net loss	$(25,565)	$(14,782)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(195)	(4)
Foreign currency translation adjustments	3	11
Total other comprehensive income (loss)	$(192)	$7
Comprehensive loss	$(25,757)	$(14,775)
Net loss per share, basic and diluted	$(1.26)	$(0.74)
Weighted-average shares used to compute net loss per share, basic and diluted	20,339,416	20,010,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	20,317,204	$20	$339,218	$(64)	$(213,217)	$125,957
Issuance of common stock upon exercise of stock options	12,065	—	29	—	—	29
Issuance of common stock upon vesting of restricted stock units	22,115	—	—	—	—	—
Stock-based compensation	—	—	2,512	—	—	2,512
Net loss	—	—	—	—	(25,565)	(25,565)
Other comprehensive loss	—	—	—	(192)		(192)
Balance as of March 31, 2022	20,351,384	$20	$341,759	$(256)	$(238,782)	$102,741

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2020	19,931,660	$20	$326,046	$(10)	$(123,095)	$202,961
Issuance of common stock upon exercise of stock options	103,170	—	216	—	—	216
Stock-based compensation	—	—	1,793	—	—	1,793
Net loss	—	—	—	—	(14,782)	(14,782)
Other comprehensive income	—	—	—	7	—	7
Balance as of March 31, 2021	20,034,830	$20	$328,055	$(3)	$(137,877)	$190,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(25,565)	$(14,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,512	1,793
Accretion of final payment fee	121	—
Amortization of premium on available-for-sale securities	118	229
Amortization of debt issuance costs	75	77
Depreciation	18	15
Changes in operating assets and liabilities:
Prepaid and other current assets	1,942	(2,726)
Other assets	72	72
Accounts payable	(2,422)	2,450
Accrued expenses	(1,215)	(2,110)
Net cash used in operating activities	(24,344)	(14,982)
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	36,179	29,896
Purchases of available-for-sale securities	(9,401)	(45,302)
Purchases of property and equipment	(6)	(4)
Net cash provided by (used in) investing activities	26,772	(15,410)
Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises	29	216
Net cash provided by financing activities	29	216
Net change in cash and cash equivalents, and restricted cash	2,457	(30,176)
Cash and cash equivalents, and restricted cash at beginning of period	52,457	98,208
Cash and cash equivalents, and restricted cash at end of period	$54,914	$68,032
Components of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$54,889	$68,007
Restricted cash	25	25
Total cash and cash equivalents, and restricted cash	$54,914	$68,032
Supplemental disclosures of cash information:
Cash paid for interest	$169	$—
Cash paid for income taxes	$—	$154
Supplemental disclosures of noncash information:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$6

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

89bio was formed as a Delaware corporation in June 2019 to carry on the business of 89Bio Ltd., which was incorporated in Israel in January 2018.

Sales Agreement

In March 2021, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (the “Sales Agents”) pursuant to which it may offer and sell up to $75.0 million of shares of the Company’s common stock, from time to time, in “at-the-market” offerings (the “ATM Facility”). The Sales Agents are entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. In October and November 2021, the Company received aggregate proceeds of $3.3 million, net of commissions and offering expenses from sales of 186,546 shares of its common stock at a weighted-average price of $17.97 per share pursuant to the ATM Facility. For the three months ended March 31, 2022, there were no sales pursuant to the ATM Facility.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. To date, the Company has not generated revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses for the foreseeable future until it completes development of its products and seeks regulatory approvals to market such products. The Company had cash and cash equivalents and short-term available-for-sale securities of $126.1 million as of March 31, 2022.

The Company expects that its cash and cash equivalents and short-term available-for-sale securities as of March 31, 2022, together with proceeds available from the Company’s term loan facility (see Note 6) and ATM Facility, will be sufficient to fund operating expenses and capital expenditure requirements for a period of at least one year from the date these unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”).

2. Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting.

The accompanying interim condensed consolidated financial statements are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2021 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and comprehensive loss, and cash flows. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 24, 2022.

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

Fair Value Measurements

Financial assets and liabilities are recorded at fair value on a recurring basis in the condensed consolidated balance sheets. The carrying values of Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, prepaid and other current assets, accounts payable and accrued expenses approximate to their fair value due to the short-term nature of these instruments. The fair value of the Company’s term loan approximates its carrying value, or amortized cost, due to the prevailing market rates of interest it bears. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market funds, commercial paper and municipal bonds that are stated at fair value.

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

Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other expenses, net. The cost of investments sold is based on the specific-identification method. The Company has not experienced material realized gains or losses or other-than-temporary losses in the periods presented. Interest on available-for-sale securities is included in other expenses, net and is not material for the periods presented.

Comprehensive Loss

The Company’s comprehensive loss is comprised of net loss and changes in unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02—Leases (“ASU 2016-02”), requiring the recognition of lease assets and liabilities on the balance sheet. The standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. As an emerging growth company, ASU 2016-02 is effective for the Company for the year ending December 31, 2022 and interim periods within the year ending December 31, 2023. The Company expects to adopt ASC 842 in the fourth quarter of 2022 using the modified retrospective method with a cumulative effect adjustment, if any, to equity at the beginning of the period of adoption. The Company anticipates electing several practical expedients that permit the Company not to reassess (i) whether a contract is or contains a lease, (ii) the classification of existing leases, and (iii) whether previously capitalized initial direct costs would qualify for capitalization. The Company also anticipates electing not to separate non-lease components from the associated lease components and to not to recognize lease assets and liabilities for leases with a term of 12 months or less. The Company expects to recognize an operating liability between $0.2 million to $0.3 million with a corresponding right-of-use asset in the same amount and expects no impact to equity at the beginning of the period of adoption.

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

3. Fair Value Measurements

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2022 (in thousands):

		March 31, 2022
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	Cost	Gains	Losses	Fair Value
Money market funds	Level 1	$32,875	$—	$—	$32,875
Commercial paper	Level 2	42,363	—	(19)	42,344
U.S. government bonds	Level 2	21,619	—	(182)	21,437
Corporate debt securities	Level 2	1,618	—	(11)	1,607
Agency bonds	Level 2	6,649	—	(32)	6,617
Municipal bonds	Level 2	4,986	—	(8)	4,978
Non-U.S. debt securities	Level 2	2,014	—	(6)	2,008
Total cash equivalents and available-for-sale securities		$112,124	$—	$(258)	$111,866
Classified as:
Cash equivalents					$40,669
Short-term available-for-sale securities					71,197
Total cash equivalents and available-for-sale securities					$111,866

The following table summarizes the Company’s available-for-sale securities by contractual maturity as of March 31, 2022 (in thousands):

March 31, 2022
Within one year	$110,152
After one year through two years	1,714
Total cash equivalents and available-for-sale securities	$111,866

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2021 (in thousands):

		December 31, 2021
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	Cost	Gains	Losses	Fair Value
Money market funds	Level 1	$21,477	$—	$—	$21,477
Commercial paper	Level 2	59,647	—	(10)	59,637
U.S. government bonds	Level 2	21,662	—	(42)	21,620
Corporate debt securities	Level 2	8,776	1	(1)	8,776
Agency bonds	Level 2	7,747	1	(7)	7,741
Municipal bonds	Level 2	4,251	—	(4)	4,247
Non-U.S. debt securities	Level 2	2,506	—	(1)	2,505
Total cash equivalents and available-for-sale securities		$126,066	$2	$(65)	$126,003
Classified as:
Cash equivalents					$27,715
Short-term available-for-sale securities					98,288
Total cash equivalents and available-for-sale securities					$126,003

The following table summarizes the Company’s available-for-sale securities by contractual maturity as of December 31, 2021 (in thousands):

December 31, 2021
Within one year	$120,726
After one year through two years	5,277
Total cash equivalents and available-for-sale securities	$126,003

4. Balance Sheet Components

Prepaid and other current assets consist of the following as of the periods indicated (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid research and development	$6,201	$7,895
Prepaid taxes	831	836
Prepaid other	2,266	2,506
Total prepaid and other current assets	$9,298	$11,237

Accrued expenses consist of the following as of the periods indicated (in thousands):

	March 31,	December 31,
	2022	2021
Accrued research and development expenses	$6,495	$6,195
Accrued employee and related expenses	1,562	3,168
Accrued professional and legal fees	613	495
Accrued other expenses	309	336
Total accrued expenses	$8,979	$10,194

5. Commitments and Contingencies

Leases

In July 2021, the Company amended the lease agreement for its San Francisco office to extend the expiration of the lease from January 2022 to January 2023, with an option to renew the term for one additional year.

Future minimum lease payments under the Company’s non-cancellable operating lease obligations as of March 31, 2022, are as follows (in thousands):

March 31, 2022
Remainder of 2022	$150
2023	7
Total future minimum annual payments	$157

Rent expense was $69,000 and $73,000 for the three months ended March 31, 2022 and 2021, respectively.

Asset Transfer and License Agreement with Teva Pharmaceutical Industries Ltd

In April 2018, the Company concurrently entered into two Asset Transfer and License Agreements (the “Teva Agreements”) with Teva Pharmaceutical Industries Ltd (“Teva”) under which it acquired certain patents and intellectual property relating to two programs: (1) Teva’s glycoPEGylated FGF21 program, including the compound TEV-47948 (pegozafermin), a glycoPEGylated long-acting FGF21 and (2) Teva’s development program of small molecule inhibitors of fatty acid synthase. Pursuant to the Teva Agreements, the Company could be obligated to pay Teva up to $67.5 million under each program, for a total of $135.0 million, upon the achievement of certain clinical development and commercial milestones. In addition, the Company is obligated to pay Teva tiered royalties at percentages in the low-to-mid single-digits on worldwide net sales on all products containing the Teva compounds.

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

During the three months ended March 31, 2022 and 2021, none of the development and commercial milestones were met and accordingly, there were no milestone payments related to the Teva Agreements.

6. Term Loan

Loan and Security Agreement

In April 2020, the Company entered into a Loan and Security Agreement, (the “Loan Agreement”) with the lenders referred to therein (the “Lenders”), and Silicon Valley Bank (“SVB”), as collateral agent. The Loan Agreement provided for (i) a secured term A loan facility (the “Term A Loan Facility”) of up to $10.0 million and (ii) a secured term B loan facility (the “Term B Loan Facility”) of up to $5.0 million that became available upon the satisfaction of certain milestones, each of which was available to be drawn through May 31, 2021. The term loan is secured by certain assets of the Borrowers (as defined in the Loan Agreement), including substantially all of the assets of the Company, excluding the Company’s intellectual property. The term loan contains customary representations, warranties, affirmative covenants and also certain restrictive covenants.

In April 2020, in connection with the execution of the Loan Agreement, the Company issued SVB a warrant to purchase 25,000 shares of the Company’s common stock with a warrant exercise price of $22.06 per share that is immediately exercisable and expires on June 30, 2025, as amended. The fair value of the warrant at the issuance date was determined by using the Black-Scholes option-pricing model and the fair value allocated to the warrant of $0.6 million met the requirements for equity classification within additional paid-in capital. Additionally, the Company incurred $0.2 million in closing costs, which together with the value of the warrants, were recorded as debt issuance costs.

In May 2021, the parties further amended the Loan Agreement (as amended, the “2021 Loan Agreement”). The 2021 Loan Agreement increased the Term A Loan Facility to up to $20.0 million, which has been fully drawn as of March 31, 2022. The Term B Loan Facility of up to $5.0 million remains available to be drawn upon on achievement of certain additional milestones, on or before September 30, 2022. The 2021 Loan Agreement provides for interest-only payments until October 1, 2022, followed by consecutive monthly payments of principal and interest starting on October 1, 2022 and continuing through September 1, 2024, the maturity date of the term loan. The interest only period may be extended to April 1, 2023, if on or before September 20, 2022, the Company receives net cash proceeds of at least $75.0 million from the sale of its equity securities. The term loan bears interest at the greater of (i) 4.25% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 1.00%. The interest rate on the term loan was 4.25% at inception and 4.50% as of March 31, 2022. In addition, a final payment fee of 5% of the principal amount of the loan is due when the term loan becomes due or upon prepayment of the term loan. If the Company elects to prepay the loan, there is also a prepayment fee of between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment.

In May 2021, in connection with the execution of the 2021 Loan Agreement, the Company issued SVB a warrant to purchase 33,923 shares of the Company’s common stock with a warrant exercise price of $19.12 per share that is immediately exercisable and expires on May 28, 2031. The Company determined the fair value of the warrant at the issuance date by using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 1.6%, no dividends, expected volatility of 98.6% and expected term of 10.0 years. Upon issuance, the fair value of the warrant of $0.6 million was recorded as a debt issuance cost and met the requirements for equity classification within additional paid-in capital in the consolidated balance sheets. In addition, closing costs incurred were not material. In connection with Term B Loan Facility, if funded, the Company will issue additional warrant to purchase 11,305 shares of the Company’s common stock with the exercise price at the Company’s stock price at the time of issuance.

The 2021 Loan Agreement was accounted for as a modification to a credit facility. The debt issuance costs incurred in May 2021, including the fair value of the warrant, together with the remaining unamortized debt issuance costs related to the Loan Agreement of $0.4 million were recorded as deferred assets and recognized on a straight-line basis as interest expense over the availability of the draw period. Since all amounts under the Term A Loan Facility were drawn as of December 31, 2021, all debt issuance costs were reclassified as debt discount. The carrying value of the debt discount, together with the final payment fee, are recognized using the effective interest method. Interest expense is recorded within other expenses, net in the condensed consolidated statements of operations and comprehensive loss.

The expected repayments of principal amount due on the term loan, excluding the final payment fee (which is presented as an other non-current liability on the condensed consolidated balance sheets) as of March 31, 2022 are as follows (in thousands):

Remainder of 2022	$2,500
2023	10,000
2024	7,500
Total principal repayments	20,000
Less: unamortized debt discount	(527)
Total term loan, net	19,473
Less: term loan, current	(5,000)
Term loan, non-current, net	$14,473

7. Stockholders’ Equity

Equity Incentive Plan

In September 2019, the Company’s board of directors adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which also became effective in September 2019. The Company initially reserved 2,844,193 shares of common stock for issuance under the 2019 Plan. In addition, the number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on the first day of January for a period of up to ten years in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the immediately preceding December 31, or a lesser number of shares determined by the Company’s board of directors. As of March 31, 2022, there were 948,967 shares of common stock available for issuance as future equity grants under the 2019 Plan.

Employee Stock Purchase Plan

In October 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective in November 2019. The Company initially reserved 225,188 shares of common stock for purchase under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on the first day of January for a period of up to ten years in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or a lesser number of shares determined by the Company’s board of directors. Purchases are accomplished through the participation of discrete offering periods and each offering is expected to be six months in duration. For each offering period, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock on (1) the first trading day of the applicable offering period or (2) the last trading day of the applicable offering period. As of March 31, 2022, there were 747,582 shares of common stock available for issuance under the ESPP.

The following table summarizes stock option activity for the three months ended March 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2021	2,406,668	$16.46	8.1	$9,970
Granted	800,566	4.49
Exercised	(12,065)	2.43
Cancelled	(69,683)	17.49
Balance outstanding as of March 31, 2022	3,125,486	$13.43	8.2	$1,211
Exercisable as of March 31, 2022	1,153,770	$12.38	7.3	$967

The fair value of option awards granted for the periods indicated was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2022	2021
Stock Options
Expected term (years)	6.0-6.1	6.1
Expected volatility	90.6-91.0%	97.5-97.6%
Risk-free interest rate	1.6-1.9%	0.7-0.8%
Expected dividend	—	—

Restricted Stock Units (“RSUs”)

Pursuant to the Company’s 2019 Plan, RSUs are granted to executives and certain employees.

In February 2021 and 2022, the Company granted certain employees service-based RSUs that generally vest annually over a three-year period. The restrictions lapse over time for these service-based RSUs. In the event of termination of the holder’s continuous service to the Company, any unvested portion of the service-based RSUs are cancelled. For the three months ended March 31, 2022 and 2021, the Company recognized $0.2 million and $0.1 million, respectively, in expense related to the service-based RSUs.

In February 2021, the Company granted performance-based RSUs that vest as to one-third on each one-year anniversary date, subject to achievement of a development milestone and continued service to the Company. In February 2022, a portion of the performance-based RSUs vested upon achievement of the development milestone and satisfaction of the continued service condition. Also, in February 2022, the Company granted performance-based RSUs that vest during the performance period, subject to the achievement of certain corporate or department targets and continued service to the Company. For the three months ended March 31, 2022 and 2021, the Company recognized $0.3 million and $0.1 million, respectively, in expense using the accelerated attribution method, related to the performance-based RSUs as it was probable that the performance conditions would be met.

The following table summarizes RSU activity for the three months ended March 31, 2022:

		Weighted Average
	Number of	Grant Date
	RSUs	Fair Value

Balance outstanding as of December 31, 2021	106,394	$23.10
Granted	596,891	4.44
Vested / Released	(22,115)	23.10
Cancelled / Forfeited	(49,105)	5.31
Balance outstanding as of March 31, 2022	632,065	$6.48

The Company recorded stock-based compensation for the periods indicated as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development	$884	$639
General and administrative	1,628	1,154
Total stock-based compensation	$2,512	$1,793

8. Net Loss Per Share

 The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods indicated due to their anti-dilutive effect:

	Three Months Ended
	March 31,
	2022	2021
Stock options to purchase common stock	3,125,486	2,281,110
Unvested restricted stock units	632,065	111,728
Warrants to purchase common stock	58,923	—
Employee stock purchase plan	19,258	2,357
Total	3,835,732	2,395,195

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, pegozafermin (previously BIO89-100), a specifically engineered glycoPEGylated analog of fibroblast growth factor 21 (“FGF21”), is currently being developed for the treatment of nonalcoholic steatohepatitis (“NASH”) and for the treatment of severe hypertriglyceridemia (“SHTG”). NASH is a severe form of nonalcoholic fatty liver disease, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma (“HCC”) and death. There are currently no approved products for the treatment of NASH. In January 2022, we announced positive topline results from an expansion cohort (cohort 7) of the Phase 1b/2a trial of pegozafermin in NASH after announcing positive topline data from cohorts 1 through 6 in September 2020. We also initiated a Phase 2b trial (ENLIVEN) evaluating pegozafermin in fibrosis stage 2 or 3 NASH patients in June 2021. Patients will receive weekly doses or a every two-week dose of pegozafermin or placebo for 24 weeks followed by a blinded extension phase of an additional 24 weeks for a total treatment period of 48 weeks. We are making good progress in ENLIVEN and project to close enrollment in the third quarter of 2022 and expect to report topline data from this trial in the first half of 2023. Based on learnings from our recent cohort, developments in the field, and feedback from our steering committee, we have implemented steps to optimize the ENLIVEN trial. In 2021, we completed a pharmacokinetic study of pegozafermin in NASH patients with compensated cirrhosis (fibrosis stage F4) demonstrating that pegozafermin 30 mg has similar single-dose pharmacokinetics and pharmacodynamics in F4 as it does in non-cirrhotic NASH. We are currently evaluating the potential opportunity for pegozafermin in these fibrosis stage F4 patients. SHTG is a condition identified by severely elevated levels of triglycerides (≥500 mg/dL), which is associated with an increased risk of NASH, cardiovascular events and acute pancreatitis. We initiated our Phase 2 trial (ENTRIGUE) in SHTG patients in the third quarter of 2020 and expect to report topline data in the second quarter of 2022. We closed enrollment in this trial in February 2022 with 85 patients enrolled. Subject to receipt of positive data and regulatory clearance, we plan to initiate a Phase 3 trial in 2023.

We commenced operations in 2018 and have devoted substantially all of our resources to raising capital, acquiring our initial product candidate, identifying and developing pegozafermin, licensing certain related technology, conducting research and development activities (including preclinical studies and clinical trials) and providing general and administrative support for these operations.

As of March 31, 2022, our cash and cash equivalents and short-term available-for-sale securities totaled $126.1 million. Based on our current operating plan, we believe that our cash and cash equivalents and short-term available-for-sale securities, together with the proceeds available under our term loan facility, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).

We have incurred net losses since our inception. Our net losses for the three months ended March 31, 2022 and 2021 were $25.6 million and $14.8 million, respectively. As of March 31, 2022, we had an accumulated deficit of $238.8 million. We expect to continue to incur significant expenses and increasing operating losses as we advance pegozafermin and any future product candidates through clinical trials, seek regulatory approval for pegozafermin and any future product candidates, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, protect our intellectual property, prepare for and, if approved, proceed to commercialization of pegozafermin and any future product candidates, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Impact of COVID-19 Pandemic

The ongoing COVID-19 pandemic has disrupted and may continue to disrupt our business and delay our development timeline. The extent to which the COVID-19 pandemic may impact our future operating results and financial condition is uncertain. We initiated our Phase 2b trial in NASH patients in the middle of the 2021. The COVID-19 pandemic has impacted execution and enrollment of our trials. We do not yet know the full extent of potential delays that may affect our clinical trials, which could prevent or delay us from obtaining approval for pegozafermin. Given the surges in cases of COVID-19 experienced previously and uncertainty regarding other variants, we cannot predict how our ongoing trials may be impacted. For more information regarding risks related to the ongoing COVID-19 pandemic, please see the risk factor entitled “The ongoing COVID-19 pandemic has resulted and may in the future result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business,” in Part II. Item 1A of this Quarterly Report on Form 10-Q. To the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth under “Risk Factors” in this Quarterly Report on Form 10-Q.

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

We expense all research and development expenses in the periods in which they are incurred. We accrue for costs incurred as services are provided by monitoring the status of specific activities and invoices received from our external service providers. We adjust our accrued expenses as actual costs become known.

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

Other Expenses, Net

Other expenses, net primarily consists of interest expense, amortization of deferred debt issuance costs and amortization of premium on available-for-sale securities offset by interest income on available-for-sale securities.

Results of Operations

Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
Operating expenses:
Research and development	$19,849	$10,131	$9,718
General and administrative	5,259	4,608	651
Total operating expenses	25,108	14,739	10,369
Loss from operations	(25,108)	(14,739)	(10,369)
Other expenses, net	(456)	(43)	(413)
Net loss before tax	$(25,564)	$(14,782)	$(10,782)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Change
Clinical development	$11,185	$3,681	$7,504
Contract manufacturing	4,314	3,389	925
Personnel-related expenses	3,945	2,584	1,361
Preclinical costs	—	135	(135)
Other expenses	405	342	63
Total research and development expenses	$19,849	$10,131	$9,718

Research and development expenses increased by $9.7 million, or 96%, to $19.8 million for the three months ended March 31, 2022 from $10.1 million for the three months ended March 31, 2021. The change was primarily due to an increase of $7.5 million in clinical development costs related to our ongoing clinical trials, an increase of $1.4 million in personnel-related costs, including stock-based compensation due to higher headcount, and an increase of $0.9 million in contract manufacturing costs, mainly as a result of the manufacture of supplies and the scaling up of manufacturing for our ongoing clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million, or 14%, to $5.3 million for the three months ended March 31, 2022 from $4.6 million for the three months ended March 31, 2021. The change was due to an increase of $1.0 million in personnel-related costs, including stock-based compensation, driven by higher headcount, partially offset by a decrease of $0.3 million in professional services related to legal and consulting services.

Other Expenses, Net

Other expenses, net increased by $0.4 million to $0.5 million for the three months ended March 31, 2022 from $43,000 for the three months ended March 31, 2021, primarily due to interest expense, including the accretion of the final payment fee and amortization of debt issuance costs, related to our term loan facility.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of March 31, 2022, we had available cash and cash equivalents and short-term available-for-sale securities of $126.1 million and an accumulated deficit of $238.8 million.

In March 2021, we entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (the “Sales Agents”) pursuant to which we may offer and sell up to $75.0 million of shares of our common stock, from time to time, in “at-the-market” offerings (the “ATM Facility”). The Sales Agents are entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. In October and November 2021, we received aggregate proceeds of $3.3 million, net of commissions and offering expenses from sales of 186,546 shares of our common stock at a weighted-average price of $17.97 per share pursuant to the ATM Facility. For the three months ended March 31, 2022, there were no sales pursuant to the ATM Facility.

In May 2021, we amended our secured term loan facility (“2021 Loan Agreement”) to increase the aggregate committed principal amount up to $25.0 million. As of March 31, 2022, we had drawn $20.0 million under the term loan facility and $5.0 million remains available to be drawn on or before September 30, 2022, upon achievement of certain milestones.

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

Based on our research and development plans, we expect that our existing cash and cash equivalents and short-term available-for-sale securities as of March 31, 2022, together with the proceeds available from our term loan facility and our ATM Facility, will be sufficient to fund our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. However, our operating plans and other demands on our cash resources may change as a result of many factors, and we may seek additional funds sooner than planned. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net cash used in (provided by)
Operating activities	$(24,344)	$(14,982)
Investing activities	26,772	(15,410)
Financing activities	29	216
Net change in cash and cash equivalents, and restricted cash	$2,457	$(30,176)

Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities was $24.3 million, which consisted of a net loss of $25.6 million and a net change of $1.6 million in our net operating assets and liabilities, partially offset by non-cash charges of $2.8 million. The non-cash charges are primarily comprised of $2.5 million in stock-based compensation, $0.1 million in accretion of the final payment fee related to our term loan facility, $0.1 million in amortization of premium on available-for-sale securities and $0.1 million in amortization of debt issuance costs. The change in our operating assets and liabilities was primarily due to a $3.6 million decrease in accounts payable and accrued expenses due to the timing of our payables, offset in part by a $2.0 million decrease in prepaid and other current assets due to the timing of payments.

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

Investing Activities

During the three months ended March 31, 2022, net cash provided by investing activities was $26.8 million, which primarily consisted of $36.2 million in proceeds from maturities of available-for-sale securities, offset in part by $9.4 million in purchases of available-for-sale securities.

During the three months ended March 31, 2021, net cash used in investing activities was $15.4 million, which consisted of $45.3 million in purchases of available-for-sale securities, offset in part by $29.9 million in proceeds from maturities of available-for-sale securities.

Financing Activities

During the three months ended March 31, 2022 and 2021, net cash provided by financing activities consisted of proceeds from the issuance of common stock upon exercise of stock options.

Debt Obligations

Our 2021 Loan Agreement provides for a total term loan facility of $25.0 million. As of March 31, 2022, we had drawn $20.0 million under the term loan facility and are required to make interest-only payments until October 1, 2022 followed by consecutive monthly payments of principal and interest starting on October 1, 2022 and continuing through September 1, 2024, the maturity date of the term loan. The interest-only period may be extended to April 1, 2023, if on or before September 20, 2022, we receive net cash proceeds of at least $75.0 million from the sale of our equity securities. Our term loan bears interest at the greater of (i) 4.25% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 1.00%. The interest rate on the term loan was 4.25% at inception and 4.50% as of March 31, 2022. In addition, a final payment fee of 5% of the principal amount of the loan is due when the term loan becomes due or upon prepayment of the term loan. If we elect to prepay the loan, there is also a prepayment fee of between 1% and 3% of the principal amount of the term loan depending on the timing of prepayment.

Other Contractual Obligations and Commitments

See Note 5 to our condensed consolidated financial statements for additional disclosures. There have been no other material changes from the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates as compared to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We will require additional capital to discover, develop, obtain regulatory approval for and commercialize pegozafermin and any future product candidates. Our ability to commence new clinical trials for pegozafermin is subject to our ability to raise additional capital. We do not have any committed external source of funds other than the unused portion of the line of credit available to us pursuant to the 2021 Loan Agreement and as a result of any sales that we may make pursuant to the sales agreement for our “at-the-market” offering facility. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small biotechnology companies, like 89bio, and broader macroeconomic factors may preclude us from successfully raising additional capital.

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

In addition, if pegozafermin receives approval and is commercialized, we will be required to make milestone and royalty payments to Teva, from whom we acquired certain patents and intellectual property relating to pegozafermin, and from whom we licensed patents and know-how related to glycoPEGylation technology that is used in the manufacture of pegozafermin. For additional information regarding this license agreement, please see Note 5 of our accompanying unaudited condensed consolidated financial statements.

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

Our business and its operations, including but not limited to our research and development activities, could be adversely affected by health epidemics in regions where we have business operations, and such health epidemics could cause significant disruption in the operations of third parties upon whom we rely. In response to COVID-19, we have implemented hybrid work policy. The effects of which may negatively impact our growth, including our ability to recruit and onboard new employees, and productivity.

The COVID-19 pandemic has impacted execution and enrollment of our trials. Given the surges in cases of COVID-19 experienced previously and uncertainty regarding other variants, we cannot predict how our ongoing or future trials may be impacted.

In addition, COVID-19 has impacted and may continue to impact personnel at third-party manufacturing facilities in the United States, Europe and other countries, or the availability or cost of materials we use or require to conduct our business, including product development, which would disrupt our supply chain. In particular, BTPH, our sole source supplier for pegozafermin, has missed certain project deadlines for our manufacturing scale-up due to quarantine orders and has forecasted other delays due to COVID-19-related impacts on their suppliers. Furthermore, we have experienced and may continue to experience delays due to widespread supply chain issues relating to the COVID-19 pandemic, as well as historically the designation of certain supplies for vaccine production, which may limit our ability to obtain sufficient materials for our drug products. However, we have not experienced and do not expect to experience any delays to the overall timeline for the delivery of clinical supplies.

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

The COVID-19 pandemic continues to evolve. The ultimate impact of the COVID-19 pandemic or a similar public health emergency is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems, or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on the operation of and results from our clinical trials and on our other business operations, including preventing or delaying approval for pegozafermin.

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

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop our product candidates and commercialize any products that receive regulatory approval on a timely basis. Supply chain issues, including those resulting from the COVID-19 pandemic and the ongoing war in Ukraine, may affect our third-party vendors and cause delays. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. For example, in the event that we need to switch our third-party manufacturer of pegozafermin from BTPH, which is our sole manufacturing source for pegozafermin, we anticipate that the complexity of the glycoPEGylation manufacturing process may materially impact the amount of time it may take to secure a replacement manufacturer. The delays associated with the verification of a new manufacturer, if we are able to identify an alternative source, could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

Currently, we do not have any product candidates that have received regulatory approval. The time required to obtain approval from the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions. It is possible that none of pegozafermin or any future product candidates will ever obtain regulatory approval. Pegozafermin or any future product candidate could fail to receive regulatory approval from the FDA or comparable foreign regulatory authorities for many reasons, including those referenced in Part I, Item 1. “Business—Government Regulation and Product Approval” in our Annual Report on Form 10-K for the year ended December 31, 2021. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of the product candidate.

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

As of March 31, 2022, our executive officers, directors and other holders of 5% or more of our common stock beneficially owned a majority of our outstanding common stock. As a result, our executive officers, directors and other holders of 5% or more of our common stock, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, executive officers and other holders of 5% or more of our common stock, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company.

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

None.

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

89bio, Inc.

Date: May 12, 2022	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer (principal executive officer)

Date: May 12, 2022	By:	/s/ Ryan Martins
Ryan Martins Chief Financial Officer
(principal financial and accounting officer)