Form 10-Q
period 2022-06-30
89bio, Inc.
filed 2022-08-11
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

 As of August 5, 2022, the registrant had 39,073,995 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

89bio, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,618	$52,432
Restricted cash	25	25
Short-term available-for-sale securities	78,707	98,288
Prepaid and other current assets	7,218	11,237
Total current assets	146,568	161,982
Operating lease right-of-use asset	109	—
Property and equipment, net	121	150
Other assets	797	290
Total assets	$147,595	$162,422
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,907	$6,843
Accrued expenses	14,388	10,194
Operating lease liability, current	104	—
Term loan, current	7,500	2,500
Total current liabilities	26,899	19,537
Term loan, non-current, net	12,050	16,898
Liability related to public offering	28,186	—
Other non-current liability	275	30
Total liabilities	67,410	36,465
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	20	20
Additional paid-in capital	344,319	339,218
Accumulated other comprehensive loss	(318)	(64)
Accumulated deficit	(263,836)	(213,217)
Total stockholders’ equity	80,185	125,957
Total liabilities and stockholders’ equity	$147,595	$162,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$19,686	$15,630	$39,535	$25,761
General and administrative	5,052	4,921	10,311	9,529
Total operating expenses	24,738	20,551	49,846	35,290
Loss from operations	(24,738)	(20,551)	(49,846)	(35,290)
Other expenses, net	(316)	(172)	(772)	(215)
Net loss before tax	(25,054)	(20,723)	(50,618)	(35,505)
Income tax expense	—	—	(1)	—
Net loss	$(25,054)	$(20,723)	$(50,619)	$(35,505)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(77)	13	(272)	9
Foreign currency translation adjustments	15	(6)	18	5
Total other comprehensive (loss) income	$(62)	$7	$(254)	$14
Comprehensive loss	$(25,116)	$(20,716)	$(50,873)	$(35,491)
Net loss per share, basic and diluted	$(1.23)	$(1.03)	$(2.49)	$(1.77)
Weighted-average shares used to compute net loss per share, basic and diluted	20,351,560	20,060,061	20,345,521	20,017,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	20,317,204	$20	$339,218	$(64)	$(213,217)	$125,957
Issuance of common stock upon exercise of stock options	12,065	—	29	—	—	29
Issuance of common stock upon vesting of restricted stock units, net	22,115	—	—	—	—	—
Stock-based compensation	—	—	2,512	—	—	2,512
Net loss	—	—	—	—	(25,565)	(25,565)
Other comprehensive loss	—	—	—	(192)	—	(192)
Balance as of March 31, 2022	20,351,384	20	341,759	(256)	(238,782)	102,741
Issuance of common stock upon ESPP purchases	15,979	—	43	—	—	43
Withholding taxes related to restricted stock units	—	—	(69)	—	—	(69)
Stock-based compensation	—	—	2,586	—	—	2,586
Net loss	—	—	—	—	(25,054)	(25,054)
Other comprehensive loss	—	—	—	(62)	—	(62)
Balance as of June 30, 2022	20,367,363	$20	$344,319	$(318)	$(263,836)	$80,185

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2020	19,931,660	$20	$326,046	$(10)	$(123,095)	$202,961
Issuance of common stock upon exercise of stock options	103,170	—	216	—	—	216
Stock-based compensation	—	—	1,793	—	—	1,793
Net loss	—	—	—	—	(14,782)	(14,782)
Other comprehensive income	—	—	—	7	—	7
Balance as of March 31, 2021	20,034,830	20	328,055	(3)	(137,877)	190,195
Issuance of common stock upon exercise of stock options	40,628	—	152	—	—	152
Issuance of common stock upon ESPP purchases	5,207	—	83	—	—	83
Issuance of common stock warrant in connection with term loan facility	—	—	574	—	—	574
Stock-based compensation	—	—	2,417	—	—	2,417
Net loss	—	—	—	—	(20,723)	(20,723)
Other comprehensive income	—	—	—	7	—	7
Balance as of June 30, 2021	20,080,665	$20	$331,281	$4	$(158,600)	$172,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(50,619)	$(35,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,098	4,210
Accretion of final payment fee on term loan	245	—
Amortization of debt issuance costs	152	194
Amortization of premium on available-for-sale securities	128	472
Non-cash operating lease expense	91	—
Depreciation	34	35
Changes in operating assets and liabilities:
Prepaid and other current assets	4,037	(4,032)
Other assets	(507)	77
Accounts payable	(1,936)	(159)
Accrued expenses	4,194	(383)
Operating lease liability	(96)	—
Net cash used in operating activities	(39,179)	(35,091)
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	59,912	63,952
Purchases of available-for-sale securities	(40,731)	(93,218)
Purchases of property and equipment	(5)	(20)
Net cash provided by (used in) investing activities	19,176	(29,286)
Cash flows from financing activities:
Proceeds from public offering, prior to closing	28,186	—
Proceeds from issuance of common stock upon ESPP purchases	43	83
Proceeds from issuance of common stock upon stock option exercises	29	368
Payment of withholding taxes related to restricted stock units	(69)	—
Proceeds from term loan facility, net of issuance costs	—	1,457
Net cash provided by financing activities	28,189	1,908
Net change in cash and cash equivalents, and restricted cash	8,186	(62,469)
Cash and cash equivalents, and restricted cash at beginning of period	52,457	98,208
Cash and cash equivalents, and restricted cash at end of period	$60,643	$35,739
Components of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$60,618	$35,714
Restricted cash	25	25
Total cash and cash equivalents, and restricted cash	$60,643	$35,739
Supplemental disclosures of cash information:
Cash paid for interest	$404	$—
Cash paid for operating leases	$127	$—
Supplemental disclosures of non-cash information:
Offering costs included in other assets and accrued expenses	$580	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$3
Issuance of common stock warrant in connection with term loan facility	$—	$574
Debt issuance costs included in accounts payable	$—	$6

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

Public Offerings

In March 2021, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (the “Sales Agents”) pursuant to which it may offer and sell up to $75.0 million of shares of the Company’s common stock, from time to time, in “at-the-market” offerings (the “ATM Facility”). The Sales Agents are entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. In October and November 2021, the Company received aggregate proceeds of $3.3 million, net of commissions and offering expenses from sales of 186,546 shares of its common stock at a weighted-average price of $17.97 per share pursuant to the ATM Facility. For the six months ended June 30, 2022, there were no sales pursuant to the ATM Facility.

In July 2022, pursuant to a shelf registration statement on Form S-3 (No. 333-254684), the Company completed an underwritten public offering of its common stock, warrants to purchase shares of its common stock and pre-funded warrants to purchase shares of its common stock. The Company sold 18,675,466 shares of its common stock with accompanying warrants to purchase up to 9,337,733 shares of its common stock at a combined public offering price of $3.55 per share. The Company also sold 7,944,252 pre-funded warrants to purchase shares of its common stock with accompanying warrants to purchase up to 3,972,126 shares of its common stock at a combined public offering price of $3.549 per pre-funded warrant. The warrants have an exercise price of $5.325 per share. The offering was completed on July 1, 2022 and the Company raised net proceeds of approximately $88.2 million, after deducting underwriting discounts and commissions of approximately $5.7 million and other offering costs of approximately $0.6 million. The Company received $28.2 million in proceeds in June 2022 prior to the closing of the offering. The proceeds are classified as a liability related to public offering on the condensed consolidated balance sheet.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. To date, the Company has not generated revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses for the foreseeable future until it completes development of its products and seeks regulatory approvals to market such products. The Company had cash and cash equivalents and short-term available-for-sale securities of $139.3 million as of June 30, 2022.

The Company expects that its cash and cash equivalents and short-term available-for-sale securities as of June 30, 2022, together with the proceeds received from the Company’s July 2022 offering and proceeds available from the Company’s ATM Facility, will be sufficient to fund operating expenses and capital expenditure requirements for a period of at least one year from the date these unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”).

2. Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting.

The accompanying interim condensed consolidated financial statements are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2021 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and comprehensive loss, and cash flows. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 24, 2022.

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

Leases

Prior to January 1, 2022, the Company accounted for leases under Accounting Standards Codification (“ASC”) 840, Leases (“ASC 840”). Effective January 1, 2022, the Company adopted and accounts for leases under ASC 842, Leases (“ASC 842”) as discussed below in the section titled “Recently Adopted Accounting Standards”. Therefore, as of December 31, 2021 and for the three and six months ended June 30 2021, the Company’s consolidated financial statements continue to be presented in accordance with ASC 840, the accounting standard originally in effect for such periods. As of June 30, 2022 and for the three and six months ended June 30, 2022, the Company’s consolidated financial statements are presented in accordance with ASC 842. The Company’s existing leases are for office and laboratory space.

The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use (“ROU”) asset and lease liability at the lease commencement date and thereafter if modified. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make the contractual lease payments over the lease term. The lease term includes any renewal options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable, otherwise, the Company uses its estimated collateralized incremental borrowing rate for the lease term. The Company has elected not to record leases with an original term of twelve months or less on its consolidated balance sheets and recognizes those lease payments in operating expenses in the consolidated statements of operations and comprehensive loss. The Company’s short-term lease is not material.

In addition, the leases may require the Company to pay additional costs, such as utilities, maintenance and other operating costs, which are generally referred to as non-lease components and vary based on future outcomes. The Company has elected to not separate lease and non-lease components. Only the fixed costs for lease components and their associated non-lease components are accounted for as a single lease component and recognized as part of a ROU asset and lease liability. Any variable expenses are recognized in operating expenses as incurred. The rent expense for an operating lease liability is recognized on a straight-line basis over the lease term and is included in operating expenses in the consolidated statements of operations and comprehensive loss.

Comprehensive Loss

The Company’s comprehensive loss is comprised of net loss and changes in unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.

Recently Adopted Accounting Standards

On January 1, 2022, the Company adopted ASC 842 using the modified retrospective transition method and elected the practical expedients to not reassess whether any expired or existing contracts are or contain leases, carry forward its historical lease classification and not reassess initial direct costs for existing leases. Upon adoption of ASC 842, the Company recorded an operating ROU asset of $0.2 million and an operating lease liability of $0.2 million. There was no adjustment to the opening balance of accumulated deficit as a result of adoption. Results for the three and six months ended June 30, 2022 are presented under ASC 842. Prior period amounts preceding January 1, 2022 continue to be reported in accordance with the Company’s historical accounting under the previous lease guidance, ASC 840.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. As an emerging growth company, ASU 2016-13 is effective for the Company for the year ending December 31, 2023 and interim periods within that fiscal year and must be adopted using a modified retrospective approach, with certain exceptions. The Company is evaluating the impact of this standard on its consolidated financial statements and related disclosures.

3. Fair Value Measurements

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2022 (in thousands):

		June 30, 2022
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	Cost	Gains	Losses	Fair Value
Money market funds	Level 1	$14,347	$—	$—	$14,347
Commercial paper	Level 2	45,710	—	(15)	45,695
U.S. government bonds	Level 2	25,565	—	(226)	25,339
Agency bonds	Level 2	3,999	—	(35)	3,964
Corporate debt securities	Level 2	3,630	—	(37)	3,593
Non-U.S. debt securities	Level 2	3,479	—	(10)	3,469
U.S. treasury bills	Level 2	1,986	—	(11)	1,975
Municipal bonds	Level 2	1,587	—	(1)	1,586
Total cash equivalents and available-for-sale securities		$100,303	$—	$(335)	$99,968
Classified as:
Cash equivalents					$21,261
Short-term available-for-sale securities					78,707
Total cash equivalents and available-for-sale securities					$99,968

As of June 30, 2022, all of the Company’s available-for-sale securities by contractual maturity are within one year.

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2021 (in thousands):

		December 31, 2021
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	Cost	Gains	Losses	Fair Value
Money market funds	Level 1	$21,477	$—	$—	$21,477
Commercial paper	Level 2	59,647	—	(10)	59,637
U.S. government bonds	Level 2	21,662	—	(42)	21,620
Corporate debt securities	Level 2	8,776	1	(1)	8,776
Agency bonds	Level 2	7,747	1	(7)	7,741
Municipal bonds	Level 2	4,251	—	(4)	4,247
Non-U.S. debt securities	Level 2	2,506	—	(1)	2,505
Total cash equivalents and available-for-sale securities		$126,066	$2	$(65)	$126,003
Classified as:
Cash equivalents					$27,715
Short-term available-for-sale securities					98,288
Total cash equivalents and available-for-sale securities					$126,003

The following table summarizes the Company’s available-for-sale securities by contractual maturity as of December 31, 2021 (in thousands):

December 31, 2021
Within one year	$120,726
After one year through two years	5,277
Total cash equivalents and available-for-sale securities	$126,003

4. Balance Sheet Components

Prepaid and other current assets consist of the following as of the periods indicated (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid research and development	$5,061	$7,895
Prepaid taxes	832	836
Prepaid other	1,325	2,506
Total prepaid and other current assets	$7,218	$11,237

Accrued expenses consist of the following as of the periods indicated (in thousands):

	June 30,	December 31,
	2022	2021
Accrued research and development expenses	$10,827	$6,195
Accrued employee and related expenses	2,208	3,168
Accrued professional and legal fees	1,178	495
Accrued other expenses	175	336
Total accrued expenses	$14,388	$10,194

5. Commitments and Contingencies

Leases

On January 1, 2022, the Company adopted ASC 842 (see Note 2) and the following disclosures as of June 30, 2022 and for the three and six months ended June 30, 2022 are presented under ASC 842.

For the three and six months ended June 30, 2022, the Company incurred $47,000 and $0.1 million in rent expense, respectively. Variable lease payments and short-term lease costs were immaterial for the three and six months ended June 30, 2022. As of June 30, 2022, the remaining lease term was 0.5 years and the Company’s incremental borrowing rate used to determine the operating lease liability was 4.25%.

As of June 30, 2022, the undiscounted future minimum lease payments due under the Company’s non-cancellable operating lease are as follows (in thousands):

Remainder of 2022	$98
2023	7
Total undiscounted future minimum lease payments	$105
Less: imputed interest	$(1)
Present value of operating lease liability, current	$104

In accordance with ASC 840, rent expense for the three and six months ended June 30, 2021 was $72,000 and $0.1 million respectively. The total future minimum annual payments for operating leases in effect as of December 31, 2021, were as follows (in thousands):

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

During the three and six months ended June 30, 2022 and 2021, none of the development and commercial milestones were met and accordingly, there were no milestone payments related to the Teva Agreements.

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

In May 2021, the parties further amended the Loan Agreement (as amended, the “2021 Loan Agreement”). The 2021 Loan Agreement increased the Term A Loan Facility to up to $20.0 million, which was fully drawn as of December 2021. The Term B Loan Facility of up to $5.0 million remains available to be drawn upon on achievement of certain additional milestones, on or before September 30, 2022. The 2021 Loan Agreement provides for interest-only payments until October 1, 2022, followed by consecutive monthly payments of principal and interest starting on October 1, 2022 and continuing through September 1, 2024, the maturity date of the term loan. The interest only period may be extended to April 1, 2023, if on or before September 20, 2022, the Company receives net cash proceeds of at least $75.0 million from the sale of its equity securities. The term loan bears interest at the greater of (i) 4.25% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 1.00%. The interest rate on the term loan was 4.25% at inception and 5.75% as of June 30, 2022. In addition, a final payment fee of 5.0% of the principal amount of the loan is due when the term loan becomes due or upon prepayment of the term loan. If the Company elects to prepay the loan, there is also a prepayment fee of between 1.0% and 3.0% of the principal amount of the term loan depending on the timing of prepayment.

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

The expected repayments of principal amount due on the term loan, excluding the final payment fee (which is presented as an other non-current liability on the condensed consolidated balance sheets) as of June 30, 2022 are as follows (in thousands):

Remainder of 2022	$2,500
2023	10,000
2024	7,500
Total principal repayments	20,000
Less: unamortized debt discount	(450)
Total term loan, net	19,550
Less: term loan, current	(7,500)
Term loan, non-current, net	$12,050

7. Stockholders’ Equity

Equity Incentive Plan

In September 2019, the Company’s board of directors adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which also became effective in September 2019. The Company initially reserved 2,844,193 shares of common stock for issuance under the 2019 Plan. In addition, the number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on the first day of January for a period of up to ten years in an amount equal to 4% of the total number of shares of the Company’s capital stock outstanding on the immediately preceding December 31, or a lesser number of shares determined by the Company’s board of directors. As of June 30, 2022, there were 953,596 shares of common stock available for issuance as future equity grants under the 2019 Plan.

Employee Stock Purchase Plan

In October 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective in November 2019. The Company initially reserved 225,188 shares of common stock for purchase under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on the first day of January for a period of up to ten years in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or a lesser number of shares determined by the Company’s board of directors. Purchases are accomplished through the participation of discrete offering periods and each offering is expected to be six months in duration. For each offering period, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock on (1) the first trading day of the applicable offering period or (2) the last trading day of the applicable offering period. As of June 30, 2022, there were 731,603 shares of common stock available for issuance under the ESPP.

The following table summarizes stock option activity for the six months ended June 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2021	2,406,668	$16.46	8.1	$9,970
Granted	956,816	4.19
Exercised	(12,065)	2.43
Cancelled	(199,145)	14.49
Balance outstanding as of June 30, 2022	3,152,274	$12.92	8.1	$790
Exercisable as of June 30, 2022	1,365,395	$13.14	7.0	$642

The fair value of stock option awards granted for the periods indicated was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Six Months Ended
June 30,
	2022	2021
Expected term (years)	5.5-6.1	5.5-6.1
Expected volatility	89.9-91.0%	94.0-97.6%
Risk-free interest rate	1.6-2.8%	0.7-1.0%
Expected dividend	—	—

Restricted Stock Units (“RSUs”)

Pursuant to the Company’s 2019 Plan, RSUs are granted to executives and certain employees.

In February 2021 and 2022, the Company granted certain employees service-based RSUs that generally vest annually over a three-year period. The restrictions lapse over time for these service-based RSUs. In the event of termination of the holder’s continuous service to the Company, any unvested portion of the service-based RSUs are cancelled. For the three months ended June 30, 2022 and 2021, the Company recognized $0.2 million and $0.1 million, respectively, in expense related to the service-based RSUs. For the six months ended June 30, 2022 and 2021, the Company recognized $0.4 million and $0.2 million, respectively, in expense related to the service-based RSUs.

In February 2021, the Company granted performance-based RSUs that vest as to one-third on each one-year anniversary date, subject to achievement of a development milestone and continued service to the Company. In February 2022, a portion of the performance-based RSUs vested upon achievement of the development milestone and satisfaction of the continued service condition. Also, in February 2022, the Company granted performance-based RSUs that vest during the performance period, subject to the achievement of certain corporate or department targets and continued service to the Company. Expense was recognized for the performance-based RSUs using the accelerated attribution method because it is probable that the performance conditions will be met. For the three months ended June 30, 2022 and 2021, the Company recognized $0.4 million and $0.2 million, respectively, in expense related to the performance-based RSUs. For the six months ended June 30, 2022 and 2021, the Company recognized $0.7 million and $0.3 million, respectively, in expense related to the performance-based RSUs.

The following table summarizes RSU activity for the six months ended June 30, 2022:

		Weighted Average
	Number of	Grant Date
	RSUs	Fair Value
Balance outstanding as of December 31, 2021	106,394	$23.10
Granted	596,891	4.44
Vested / released	(22,115)	23.10
Cancelled / forfeited	(80,522)	5.64
Balance outstanding as of June 30, 2022	600,648	$6.51

The Company recorded stock-based compensation for the periods indicated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$1,014	$758	$1,898	$1,397
General and administrative	1,572	1,659	3,200	2,813
Total stock-based compensation	$2,586	$2,417	$5,098	$4,210

8. Net Loss Per Share

 The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods indicated due to their anti-dilutive effect:

	Six Months Ended
	June 30,
	2022	2021
Stock options to purchase common stock	3,152,274	2,375,554
Unvested restricted stock units	600,648	110,978
Warrants to purchase common stock	58,923	58,923
Total	3,811,845	2,545,455

 9. Subsequent Events

In July 2022, the Company completed an underwritten public offering of its common stock, warrants and pre-funded warrants (see Note 1).

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, pegozafermin (previously BIO89-100), a specifically engineered glycoPEGylated analog of fibroblast growth factor 21 (“FGF21”), is currently being developed for the treatment of severe hypertriglyceridemia (“SHTG”) and nonalcoholic steatohepatitis (“NASH”).

SHTG is a condition identified by severely elevated levels of triglycerides (≥500 mg/dL), which is associated with an increased risk of NASH, cardiovascular events and acute pancreatitis. In June 2022, we reported positive topline results from our Phase 2 trial (ENTRIGUE) in SHTG patients. Treatment with pegozafermin resulted in clinically meaningful and statistically significant reductions in triglycerides from baseline across all doses (with a 63% reduction in the highest dosing group; p<0.001), statistically significant improvements in key markers of cardiovascular risk (non-HDL-C and apo B), reductions in liver fat, and improvements in glycemic control markers. Results were consistent in patients not on background therapy or on background therapy (consistent results on statins or statin combos, prescription fish oils, and fibrates) and across various subgroups, including those with the greatest disease burden, such as patients with Type 2 diabetes and those with baseline triglyceride levels ≥750 mg/dL. Pegozafermin was generally well tolerated with a favorable safety profile across doses consistent with prior studies. The most commonly reported treatment-related adverse events were nausea, diarrhea, and injection site reactions, all which were classified as mild or moderate. No tremors or transaminase elevation adverse events were observed. There were no drug-related serious adverse events and two Grade 2 treatment-related discontinuations. We plan to initiate our Phase 3 SHTG trial in the first half of 2023 pending our end of Phase 2 meeting with the FDA.

NASH is a severe form of nonalcoholic fatty liver disease, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma (“HCC”) and death. There are currently no approved products for the treatment of NASH. In January 2022, we announced positive topline results from an expansion cohort (cohort 7) of the Phase 1b/2a trial of pegozafermin in NASH after announcing positive topline data from cohorts 1 through 6 in September 2020. We also initiated a Phase 2b trial (ENLIVEN) evaluating pegozafermin in fibrosis stage 2 or 3 NASH patients in June 2021. Patients will receive weekly doses (15 mg and 30 mg) or a every two-week dose (44 mg) of pegozafermin or placebo for 24 weeks followed by a blinded extension phase of an additional 24 weeks for a total treatment period of 48 weeks. Dose selection for ENLIVEN was informed by concentration response relationships in the NASH Phase 1b/2a study. Maximal effect for relevant response metrics was observed at concentrations achieved with 27 – 30 mg once weekly dose. We are making good progress in ENLIVEN and project to close enrollment in the third quarter of 2022 and expect to report topline data from this trial in the first quarter of 2023. Based on learnings from our recent cohort, developments in the field, and feedback from our steering committee, we have implemented steps to optimize the ENLIVEN trial. In 2021, we completed a pharmacokinetic study of pegozafermin in NASH patients with compensated cirrhosis (fibrosis stage F4) demonstrating that pegozafermin 30 mg has similar single-dose pharmacokinetics and pharmacodynamics in F4 as it does in non-cirrhotic NASH. We are currently evaluating the potential opportunity for pegozafermin in these fibrosis stage F4 patients.

We commenced operations in 2018 and have devoted substantially all of our resources to raising capital, acquiring our initial product candidate, identifying and developing pegozafermin, licensing certain related technology, conducting research and development activities (including preclinical studies and clinical trials) and providing general and administrative support for these operations.

As of June 30, 2022, our cash and cash equivalents and short-term available-for-sale securities totaled $139.3 million. Based on our current operating plan, we believe that our cash and cash equivalents and short-term available-for-sale securities, together with the proceeds received from our offering of common stock, warrants and pre-funded warrants consummated in July 2022, and proceeds available from our at-the-market facility, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).

We have incurred net losses since our inception. Our net losses for the three months ended June 30, 2022 and 2021 were $25.1 million and $20.7 million, respectively. Our net losses for the six months ended June 30, 2022 and 2021 were $50.6 million and $35.5 million, respectively. As of June 30, 2022, we had an accumulated deficit of $263.8 million. We expect to continue to incur significant expenses and increasing operating losses as we advance pegozafermin and any future product candidates through clinical trials, seek regulatory approval for pegozafermin and any future product candidates, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, protect our intellectual property, prepare for and, if approved, proceed to commercialization of pegozafermin and any future product candidates, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Results of Operations

Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2022	2021	Change
Operating expenses:
Research and development	$19,686	$15,630	$4,056
General and administrative	5,052	4,921	131
Total operating expenses	24,738	20,551	4,187
Loss from operations	(24,738)	(20,551)	(4,187)
Other expenses, net	(316)	(172)	(144)
Net loss before tax	$(25,054)	$(20,723)	$(4,331)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Three Months Ended
	June 30,
	2022	2021	Change
Clinical development	$12,873	$7,339	$5,534
Contract manufacturing	3,182	5,069	(1,887)
Personnel-related expenses	3,393	2,643	750
Preclinical costs	—	32	(32)
Other expenses	238	547	(309)
Total research and development expenses	$19,686	$15,630	$4,056

Research and development expenses increased by $4.1 million, or 26%, to $19.7 million for the three months ended June 30, 2022 from $15.6 million for the three months ended June 30, 2021. The change was primarily due to an increase of $5.5 million in clinical development costs related to our ongoing clinical trials and an increase of $0.8 million in personnel-related costs, including stock-based compensation due to higher headcount, offset in part by a decrease of $1.9 million in contract manufacturing costs, mainly as a result of the completion of manufacturing batches to cater to the current supply requirement for our ongoing clinical trials and a decrease of $0.3 million in other expenses primarily due to lower overhead costs.

General and Administrative Expenses

General and administrative expenses increased by $0.1 million, or 3%, to $5.1 million for the three months ended June 30, 2022 from $4.9 million for the three months ended June 30, 2021. The change was primarily due to an increase in personnel-related costs, including stock-based compensation.

Other Expenses, Net

Other expenses, net increased by $0.1 million to $0.3 million for the three months ended June 30, 2022 from $0.2 million for the three months ended June 30, 2021, primarily due to higher interest expense, including the accretion of the final payment fee and amortization of debt issuance costs, related to our term loan facility.

Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2022	2021	Change
Operating expenses:
Research and development	$39,535	$25,761	$13,774
General and administrative	10,311	9,529	782
Total operating expenses	49,846	35,290	14,556
Loss from operations	(49,846)	(35,290)	(14,556)
Other expenses, net	(772)	(215)	(557)
Net loss before tax	$(50,618)	$(35,505)	$(15,113)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2022	2021	Change
Clinical development	$24,058	$11,020	$13,038
Contract manufacturing	7,496	8,458	(962)
Personnel-related expenses	7,338	5,227	2,111
Preclinical costs	—	167	(167)
Other expenses	643	889	(246)
Total research and development expenses	$39,535	$25,761	$13,774

Research and development expenses increased by $13.8 million, or 53%, to $39.5 million for the six months ended June 30, 2022 from $25.8 million for the six months ended June 30, 2021. The change was primarily due to an increase of $13.0 million in clinical development costs related to our ongoing clinical trials, an increase of $2.1 million in personnel-related costs, including stock-based compensation due to higher headcount, offset in part by a decrease of $1.0 million in contract manufacturing costs, mainly as a result of the completion of manufacturing batches to cater to the current supply requirement for our ongoing clinical trials and a decrease of $0.2 million in other expenses primarily due to lower overhead costs.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million, or 8%, to $10.3 million for the six months ended June 30, 2022 from $9.5 million for the six months ended June 30, 2021. The change was due to an increase of $1.2 million in personnel-related costs, including stock-based compensation, driven by higher headcount, offset in part by a decrease of $0.3 million in consulting services and a decrease of $0.1 million in insurance related costs.

Other Expenses, Net

Other expenses, net increased by $0.6 million to $0.8 million for the six months ended June 30, 2022 from $0.2 million for the six months ended June 30, 2021, primarily due to higher interest expense, including the accretion of the final payment fee and amortization of debt issuance costs, related to our term loan facility.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of June 30, 2022, we had available cash and cash equivalents and short-term available-for-sale securities of $139.3 million and an accumulated deficit of $263.8 million.

In March 2021, we entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (the “Sales Agents”) pursuant to which we may offer and sell up to $75.0 million of shares of our common stock, from time to time, in “at-the-market” offerings (the “ATM Facility”). The Sales Agents are entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. In October and November 2021, we received aggregate proceeds of $3.3 million, net of commissions and offering expenses from sales of 186,546 shares of our common stock at a weighted-average price of $17.97 per share pursuant to the ATM Facility. For the six months ended June 30, 2022, there were no sales pursuant to the ATM Facility.

In May 2021, we amended our secured term loan facility (“2021 Loan Agreement”) to increase the aggregate committed principal amount up to $25.0 million. As of December 2021, we had drawn $20.0 million under the term loan facility and $5.0 million remains available to be drawn on or before September 30, 2022, upon achievement of certain milestones.

In July 2022, pursuant to a shelf registration statement on Form S-3 (No. 333-254684), we completed an underwritten public offering of our common stock, warrants to purchase shares of our common stock and pre-funded warrants to purchase shares of our common stock. We sold 18,675,466 shares of our common stock with accompanying warrants to purchase up to 9,337,733 shares of our common stock at a combined public offering price of $3.55 per share. We also sold 7,944,252 pre-funded warrants to purchase shares of our common stock with accompanying warrants to purchase up to 3,972,126 shares of our common stock at a combined public offering price of $3.549 per pre-funded warrant. The warrants have an exercise price of $5.325 per share. The offering was completed on July 1, 2022 and we raised net proceeds of approximately $88.2 million, after deducting underwriting discounts and commissions of approximately $5.7 million and other offering costs of approximately $0.6 million. We received $28.2 million in proceeds prior to the closing of the offering.

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

Based on our research and development plans, we expect that our existing cash and cash equivalents and short-term available-for-sale securities as of June 30, 2022, together with the proceeds received from our July 2022 offering and the proceeds from our ATM Facility, will be sufficient to fund our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. However, our operating plans and other demands on our cash resources may change as a result of many factors, and we may seek additional funds sooner than planned. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Net cash (used in) provided by
Operating activities	$(39,179)	$(35,091)
Investing activities	19,176	(29,286)
Financing activities	28,189	1,908
Net change in cash and cash equivalents, and restricted cash	$8,186	$(62,469)

Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities was $39.2 million, which consisted of a net loss of $50.6 million, offset in part by non-cash charges of $5.7 million and a net change of $5.7 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of $5.1 million in stock-based compensation, $0.2 million in accretion of the final payment fee related to our term loan facility, $0.2 million in amortization of debt issuance costs and $0.1 million in amortization of premium on available-for-sale securities. The change in our operating assets and liabilities was primarily due to a $4.0 million decrease in prepaid and other current assets and a $2.3 million increase in accounts payable and accrued expenses due to the timing of payments, partially offset by a $0.5 million increase in other assets, primarily due to offering costs related to our public offering.

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

Investing Activities

During the six months ended June 30, 2022, net cash provided by investing activities was $19.2 million, which primarily consisted of $59.9 million in proceeds from maturities of available-for-sale securities, offset in part by $40.7 million in purchases of available-for-sale securities.

During the six months ended June 30, 2021, net cash used in investing activities was $29.3 million, which consisted primarily of $93.2 million in purchases of available-for-sale securities, offset in part by $64.0 million in proceeds from sales and maturities of available-for-sale securities.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $28.2 million, which primarily related to proceeds received in the current period related to our public offering that closed in July 2022.

During the six months ended June 30, 2021, net cash provided by financing activities was $1.9 million, which consisted of proceeds of $1.5 million from our term loan facility and proceeds of $0.4 million from the issuance of common stock upon exercise of stock options and ESPP purchases.

Debt Obligations

Our 2021 Loan Agreement provides for a total term loan facility of $25.0 million. As of December 2021, we had drawn $20.0 million under the term loan facility and are required to make interest-only payments until October 1, 2022 followed by consecutive monthly payments of principal and interest starting on October 1, 2022 and continuing through September 1, 2024, the maturity date of the term loan. The interest-only period may be extended to April 1, 2023, if on or before September 20, 2022, we receive net cash proceeds of at least $75.0 million from the sale of our equity securities. Our term loan bears interest at the greater of (i) 4.25% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 1.00%. The interest rate on the term loan was 4.25% at inception and 5.75% as of June 30, 2022. In addition, a final payment fee of 5.0% of the principal amount of the loan is due when the term loan becomes due or upon prepayment of the term loan. If we elect to prepay the loan, there is also a prepayment fee of between 1.0% and 3.0% of the principal amount of the term loan depending on the timing of prepayment.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•

We are developing pegozafermin for the treatment of NASH, an indication for which there are no approved products, and the treatment of SHTG. The requirements for approval of pegozafermin by the FDA and comparable foreign regulatory authorities may be difficult to predict and may change over time, which makes it difficult to predict the timing and costs of the clinical development.
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

As a clinical-stage biopharmaceutical company, our operations have consumed significant amounts of cash since our inception. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of and seek regulatory approvals for pegozafermin. We believe that our existing cash and cash equivalents and short-term available-for-sale securities, including the net proceeds from our July 2022 offering, will fund our projected operating requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

We will require additional capital to discover, develop, obtain regulatory approval for and commercialize pegozafermin and any future product candidates. Our ability to complete new clinical trials for pegozafermin may be subject to our ability to raise additional capital. We do not have any committed external source of funds other than the unused portion of the line of credit available to us pursuant to our Loan and Security Agreement (as amended, the “2021 Loan Agreement”) with Silicon Valley Bank (“SVB”) and as a result of any sales that we may make pursuant to the sales agreement for our “at-the-market” offerings (the “ATM Facility”). We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small biotechnology companies, like 89bio, and broader macroeconomic factors may preclude us from successfully raising additional capital.

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

In addition, if pegozafermin receives approval and is commercialized, we will be required to make milestone and royalty payments to Teva Pharmaceutical Industries Ltd (“Teva”), from whom we acquired certain patents and intellectual property rights relating to pegozafermin, and from whom we licensed patents and know-how related to glycoPEGylation technology that is used in the manufacture of pegozafermin. For additional information regarding this license agreement, please see Note 5 of our accompanying unaudited condensed consolidated financial statements.

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

If COVID-19 continues to spread in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including: delays in receiving authorization from local regulatory authorities to initiate our planned clinical trials; delays or difficulties in enrolling patients in our clinical trials; delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff; delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials; changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted and result in unexpected costs, or discontinuing our clinical trials altogether; a diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials; interruption of key clinical trial activities or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the completeness and integrity of clinical trial data and, as a result, determine the outcomes of the trial; the risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events; the refusal of the FDA to accept data from clinical trials in affected geographies; and interruption or delays to our clinical activities.

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

The primary focus of our product development is pegozafermin for the treatment of patients with NASH and the treatment of patients with SHTG. Currently, pegozafermin is our only product candidate under clinical development. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and that therefore may be able to better sustain a failure of a lead candidate. Successful continued development and ultimate regulatory approval of pegozafermin for the treatment of NASH or SHTG is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the clinical development of pegozafermin. If we cannot successfully develop, obtain regulatory approval for and commercialize pegozafermin, we may not be able to continue our operations. The future regulatory and commercial success of pegozafermin is subject to a number of risks, including that if approved for NASH or SHTG, pegozafermin will likely compete with products that may reach approval for the treatment of NASH prior to pegozafermin, products that are currently approved for the treatment of SHTG and the off-label use of currently marketed products for NASH and SHTG.

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

There is a high failure rate for drugs and biologic products proceeding through clinical trials. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of pegozafermin or any future product candidate may not be predictive of the results of later-stage clinical studies or trials and the results of studies or trials in one set of patients or line of treatment may not be predictive of those obtained in another. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical studies and earlier stage clinical trials. In addition, data obtained from preclinical and clinical activities is subject to varying interpretations, which may delay, limit or prevent regulatory approval. It is impossible to predict when or if pegozafermin or any future product candidate will prove effective or safe in humans or will receive regulatory approval. Owing in part to the complexity of biological pathways, pegozafermin or any future product candidate may not demonstrate in patients the biochemical and pharmacological properties we anticipate based on laboratory studies or earlier stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. The number of patients exposed to product candidates and the average exposure time in the clinical development programs may be inadequate to detect rare adverse events or findings that may only be detected once a product candidate is administered to more patients and for greater periods of time. To date, our Phase 1a, Phase 1b/2a and Phase 2 clinical trials have involved small patient populations and, because of the small sample size in such trials, the results of these clinical trials may be subject to substantial variability, including the inherent variability associated with biopsies in NASH patients, and may not be indicative of either future interim results or final results in future trials of patients with liver or cardio-metabolic diseases. If we are unable to successfully demonstrate the safety and efficacy of pegozafermin or other future product candidates and receive the necessary regulatory approvals, our business will be materially harmed.

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

We have begun producing certain of the reagents required for the glycoPEGylation at BTPH using the know-how transferred to us from Teva under our Reagent Supply and Technology Transfer Agreement. We have not completed the manufacturing process for all these reagents and cannot guarantee that we will be able to produce them successfully, or scale up our production for the quantities needed for commercialization.

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

We are developing pegozafermin for the treatment of NASH, an indication for which there are no approved products, and the treatment of SHTG. The requirements for approval of pegozafermin by the FDA and comparable foreign regulatory authorities may be difficult to predict and may change over time, which makes it difficult to predict the timing and costs of the clinical development.

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

We are also developing pegozafermin for the treatment of SHTG. Clinical trials for the treatment of SHTG may be relatively costly and time consuming. We currently expect that our SHTG program would be subject to smaller clinical trials and that we may expect a relatively quicker overall development timeline for this indication. These expectations are based on a published FDA surrogate endpoint table for drug approval that includes SHTG, as well as the development path followed by other companies that developed an SHTG therapy. However, the requirements for approval by the FDA and comparable foreign regulatory authorities may change over time. If the FDA disagrees with our trial and program design for our planned Phase 3 program for SHTG or requires additional evidence to support a successful submission for approval, we may be required to make changes to our program design that could impact timelines and cost.

Our anticipated development costs would likely increase if development of pegozafermin or any future product candidate is delayed because we are required by the FDA to perform studies or trials in addition to, or different from, those that we currently anticipate, or make changes to ongoing or future clinical trial designs.

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

The biopharmaceutical industry is intensely competitive and subject to rapid innovation and significant technological advancements. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies, universities and other research institutions. A number of biotechnology and pharmaceutical companies are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting. Certain of these companies have published positive data regarding their clinical trials, which may further increase the competition we face. Smaller or earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Given the high incidence of NASH and SHTG, it is likely that the number of companies seeking to develop products and therapies for the treatment of liver and cardio-metabolic diseases, such as NASH and SHTG, will increase.

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

Our current drug product comes in a liquid formulation, which is being used in all current and planned studies. We are also developing a new drug product formulation of pegozafermin and a pre-filled syringe. We also plan to begin development of a pen-type autoinjector. Any formulation and presentation intended for commercialization is subject to regulatory approval. There is no assurance that we will be successful in developing a new drug product formulation, a pre-filled syringe or an autoinjector on a timely basis or at all, any of which could impede our development and commercialization strategy for pegozafermin. The FDA or other comparable foreign regulatory authorities could require nonclinical studies or clinical trials to support introduction of any new formulation, pre-filled syringe and autoinjector, which could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase our clinical trial costs, delay approval of pegozafermin and jeopardize our ability to commence product sales and generate revenue from pegozafermin, if approved.

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

Sales of our common stock, or the perception that such sales may occur, or issuance of shares of our common stock upon exercise of warrants could depress the price of our common stock.

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

In addition, we must settle exercises of our outstanding warrants in shares of our common stock. The issuance of shares of our common stock upon exercise of the warrants will dilute the ownership interests of our stockholders, which could depress the trading price of our common stock. In addition, the market’s expectation that exercises may occur could depress the trading price of our common stock even in the absence of actual exercises. Moreover, the expectation of exercises could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock.

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

Hedging activity by investors in the warrants could depress the trading price of our common stock.

We expect that many investors in our warrants will seek to employ an arbitrage strategy. Under this strategy, investors typically short sell a certain number of shares of our common stock and adjust their short position over time while they continue to hold the warrants. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of, or in addition to, short selling shares of our common stock. This market activity, or the market’s perception that it will occur, could depress the trading price of our common stock.

General Risk Factors

Our directors, executive officers and current holders of 5% or more of our capital stock have substantial control over our company, which could limit your ability to influence the outcome of matters subject to stockholder approval, including a change of control.

As of June 30, 2022, our executive officers, directors and other holders of 5% or more of our common stock beneficially owned a majority of our outstanding common stock. As a result, our executive officers, directors and other holders of 5% or more of our common stock, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, executive officers and other holders of 5% or more of our common stock, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company.

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

4.3	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with SEC as Exhibit 4.1 to the Company’s Form 8-K filed on April 13, 2020).

4.4	Form of Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Form 8-K filed on July 1, 2022).

4.5	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.2 to the Company’s Form 8-K filed on July 1, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
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

89bio, Inc.

Date: August 11, 2022	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer (principal executive officer)

Date: August 11, 2022	By:	/s/ Ryan Martins
Ryan Martins Chief Financial Officer
(principal financial and accounting officer)