Form 10-Q
period 2022-09-30
89bio, Inc.
filed 2022-11-10
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

 As of November 7, 2022, the registrant had 46,536,970 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

89bio, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,401	$52,432
Restricted cash	—	25
Short-term available-for-sale securities	120,940	98,288
Prepaid and other current assets	6,513	11,237
Total current assets	199,854	161,982
Operating lease right-of-use asset	403	—
Property and equipment, net	105	150
Other assets	218	290
Total assets	$200,580	$162,422
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,151	$6,843
Accrued expenses	13,437	10,194
Operating lease liability, current	168	—
Term loan, current	6,667	2,500
Total current liabilities	34,423	19,537
Operating lease liability, non-current	229	—
Term loan, non-current, net	12,958	16,898
Other non-current liability	395	30
Total liabilities	48,005	36,465
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	44	20
Additional paid-in capital	443,612	339,218
Accumulated other comprehensive loss	(440)	(64)
Accumulated deficit	(290,641)	(213,217)
Total stockholders’ equity	152,575	125,957
Total liabilities and stockholders’ equity	$200,580	$162,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$22,197	$23,590	$61,732	$49,351
General and administrative	4,844	4,622	15,155	14,151
Total operating expenses	27,041	28,212	76,887	63,502
Loss from operations	(27,041)	(28,212)	(76,887)	(63,502)
Other income (expenses), net	238	(117)	(534)	(332)
Net loss before tax	(26,803)	(28,329)	(77,421)	(63,834)
Income tax expense	(2)	—	(3)	—
Net loss	$(26,805)	$(28,329)	$(77,424)	$(63,834)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(136)	(4)	(408)	5
Foreign currency translation adjustments	14	6	32	11
Total other comprehensive (loss) income	$(122)	$2	$(376)	$16
Comprehensive loss	$(26,927)	$(28,327)	$(77,800)	$(63,818)
Net loss per share, basic and diluted	$(0.57)	$(1.41)	$(2.63)	$(3.18)
Weighted-average shares used to compute net loss per share, basic and diluted	47,253,527	20,092,094	29,413,421	20,043,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	20,317,204	$20	$339,218	$(64)	$(213,217)	$125,957
Issuance of common stock upon exercise of stock options	12,065	—	29	—	—	29
Issuance of common stock upon vesting of restricted stock units, net	22,115	—	—	—	—	—
Stock-based compensation	—	—	2,512	—	—	2,512
Net loss	—	—	—	—	(25,565)	(25,565)
Other comprehensive loss	—	—	—	(192)	—	(192)
Balance as of March 31, 2022	20,351,384	20	341,759	(256)	(238,782)	102,741
Issuance of common stock upon ESPP purchases	15,979	—	43	—	—	43
Withholding taxes related to restricted stock units	—	—	(69)	—	—	(69)
Stock-based compensation	—	—	2,586	—	—	2,586
Net loss	—	—	—	—	(25,054)	(25,054)
Other comprehensive loss	—	—	—	(62)	—	(62)
Balance as of June 30, 2022	20,367,363	20	344,319	(318)	(263,836)	80,185
Issuance of common stock and warrants in public offering, net of issuance costs	18,675,466	20	88,219	—	—	88,239
Issuance of common stock in at-the-market public offering, net of issuance costs	1,242,132	1	8,369	—	—	8,370
Issuance of common stock upon cashless exercise of warrants	3,143,682	3	(3)	—	—	—
Issuance of common stock upon exercise of warrants	10,000	—	53	—	—	53
Issuance of common stock upon exercise of stock options	114,203	—	208	—	—	208
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	71,779	—	(53)	—	—	(53)
Stock-based compensation	—	—	2,500	—	—	2,500
Net loss	—	—	—	—	(26,805)	(26,805)
Other comprehensive loss	—	—	—	(122)	—	(122)
Balance as of September 30, 2022	43,624,625	$44	$443,612	$(440)	$(290,641)	$152,575

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

89bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(77,424)	$(63,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,598	6,524
Accretion of final payment fee on term loan	365	—
Amortization of debt issuance costs	227	392
Amortization of premium on available-for-sale securities	(183)	704
Non-cash operating lease expense	135	—
Depreciation	50	58
Changes in operating assets and liabilities:
Prepaid and other current assets	4,756	(4,119)
Other assets	72	4
Accounts payable	7,308	10,459
Accrued expenses	3,243	1,271
Operating lease liability	(141)	—
Net cash used in operating activities	(53,994)	(48,541)
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	87,260	107,627
Purchases of available-for-sale securities	(110,137)	(119,518)
Purchases of property and equipment	(5)	(36)
Net cash used in investing activities	(22,882)	(11,927)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants in public offering, net of issuance costs	88,239	—
Proceeds from issuance of common stock in at-the-market public offering, net of issuance costs	8,370	—
Proceeds from issuance of common stock upon exercise of stock options	237	446
Proceeds from issuance of common stock upon exercise of warrants	53	—
Proceeds from issuance of common stock upon ESPP purchases	43	83
Payment of withholding taxes related to restricted stock units	(122)	—
Proceeds from term loan facility, net of issuance costs	—	1,451
Net cash provided by financing activities	96,820	1,980
Net change in cash and cash equivalents, and restricted cash	19,944	(58,488)
Cash and cash equivalents, and restricted cash at beginning of period	52,457	98,208
Cash and cash equivalents, and restricted cash at end of period	$72,401	$39,720
Components of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$72,401	$39,695
Restricted cash	—	25
Total cash and cash equivalents, and restricted cash	$72,401	$39,720
Supplemental disclosures of cash information:
Cash paid for interest	$706	$1
Cash paid for operating leases	$187	$—
Supplemental disclosures of non-cash information:
Remeasurement of lease liability and right of use asset in connection with lease modification	$338	$—
Issuance of common stock warrant in connection with term loan facility	$—	$574

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. To date, the Company has not generated revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses for the foreseeable future until it completes development of its products and seeks regulatory approvals to market such products. The Company had cash and cash equivalents and short-term available-for-sale securities of $193.3 million as of September 30, 2022.

The Company expects that its cash and cash equivalents and short-term available-for-sale securities as of September 30, 2022, together with the proceeds received in October 2022 from sales of its common stock pursuant to the ATM Facility (see Note 7), and proceeds available from the ATM Facility, will be sufficient to fund operating expenses and capital expenditure requirements for a period of at least one year from the date these unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”).

2. Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting.

The accompanying interim condensed consolidated financial statements are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2021 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and comprehensive loss, and cash flows. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 24, 2022.

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

Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in other income (expenses), net. The cost of investments sold is based on the specific-identification method. The Company has not experienced material realized gains or losses or other-than-temporary losses in the periods presented.

Leases

Prior to January 1, 2022, the Company accounted for leases under Accounting Standards Codification (“ASC”) 840, Leases (“ASC 840”). Effective January 1, 2022, the Company adopted and accounts for leases under ASC 842, Leases (“ASC 842”) as discussed below in the section titled “Recently Adopted Accounting Standards”. Therefore, as of December 31, 2021 and for the three and nine months ended September 30 2021, the Company’s consolidated financial statements continue to be presented in accordance with ASC 840, the accounting standard originally in effect for such periods. As of September 30, 2022 and for the three and nine months ended September 30, 2022, the Company’s consolidated financial statements are presented in accordance with ASC 842. The Company’s existing leases are for office and laboratory space.

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

Warrants to Purchase Common Stock

The Company classifies warrants indexed to its common stock and meeting the requirements for equity classification within stockholders’ equity. This assessment is conducted at the time of warrant issuance, and subsequently as of each reporting period that warrants remain outstanding.

Basic and Diluted Net Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding, together with the number of additional shares of common stock that would have been outstanding if all potentially dilutive shares of common stock had been issued. Since the Company is in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the effects of potentially dilutive securities are antidilutive. Shares of the Company’s common stock underlying pre-funded warrants exercisable for nominal consideration are included in the computation of basic and diluted net loss per share, even if antidilutive.

Comprehensive Loss

The Company’s comprehensive loss is comprised of net loss and changes in unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.

Recently Adopted Accounting Standards

On January 1, 2022, the Company adopted ASC 842 using the modified retrospective transition method and elected the practical expedients to not reassess whether any expired or existing contracts are or contain leases, carry forward its historical lease classification and not reassess initial direct costs for existing leases. Upon adoption of ASC 842, the Company recorded an operating ROU asset of $0.2 million and an operating lease liability of $0.2 million. There was no adjustment to the opening balance of accumulated deficit as a result of adoption. Results for the three and nine months ended September 30, 2022 are presented under ASC 842. Prior period amounts preceding January 1, 2022 continue to be reported in accordance with the Company’s historical accounting under the previous lease guidance, ASC 840.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. As an emerging growth company, ASU 2016-13 is effective for the Company for the year ending December 31, 2023 and interim periods within that fiscal year and must be adopted using a modified retrospective approach, with certain exceptions. The Company is evaluating the impact of this standard on its consolidated financial statements and related disclosures.

3. Fair Value Measurements

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2022 (in thousands):

		September 30, 2022
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	Cost	Gains	Losses	Fair Value
Money market funds	Level 1	$19,191	$—	$—	$19,191
Commercial paper	Level 2	86,511	—	(71)	86,440
U.S. government bonds	Level 2	32,006	—	(211)	31,795
Agency bonds	Level 2	11,752	1	(69)	11,684
Corporate debt securities	Level 2	10,483	—	(71)	10,412
U.S. treasury bills	Level 2	6,401	—	(23)	6,378
Non-U.S. debt securities	Level 2	3,951	—	(27)	3,924
Agency discount securities	Level 2	125	—	—	125
Total cash equivalents and available-for-sale securities		$170,420	$1	$(472)	$169,949
Classified as:
Cash equivalents					$49,009
Short-term available-for-sale securities					120,940
Total cash equivalents and available-for-sale securities					$169,949

The following table summarizes the Company’s available-for-sale securities by contractual maturity as of September 30, 2022 (in thousands):

Within one year	$163,790
After one year through two years	6,159
Total cash equivalents and available-for-sale securities	$169,949

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2021 (in thousands):

		December 31, 2021
	Valuation	Amortized	Unrealized	Unrealized
	Hierarchy	Cost	Gains	Losses	Fair Value
Money market funds	Level 1	$21,477	$—	$—	$21,477
Commercial paper	Level 2	59,647	—	(10)	59,637
U.S. government bonds	Level 2	21,662	—	(42)	21,620
Corporate debt securities	Level 2	8,776	1	(1)	8,776
Agency bonds	Level 2	7,747	1	(7)	7,741
Municipal bonds	Level 2	4,251	—	(4)	4,247
Non-U.S. debt securities	Level 2	2,506	—	(1)	2,505
Total cash equivalents and available-for-sale securities		$126,066	$2	$(65)	$126,003
Classified as:
Cash equivalents					$27,715
Short-term available-for-sale securities					98,288
Total cash equivalents and available-for-sale securities					$126,003

The following table summarizes the Company’s available-for-sale securities by contractual maturity as of December 31, 2021 (in thousands):

Within one year	$120,726
After one year through two years	5,277
Total cash equivalents and available-for-sale securities	$126,003

4. Balance Sheet Components

Prepaid and other current assets consist of the following as of the periods indicated (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid research and development	$4,975	$7,895
Prepaid taxes	809	836
Prepaid other	729	2,506
Total prepaid and other current assets	$6,513	$11,237

Accrued expenses consist of the following as of the periods indicated (in thousands):

	September 30,	December 31,
	2022	2021
Accrued research and development expenses	$9,621	$6,195
Accrued employee and related expenses	2,811	3,168
Accrued professional and legal fees	696	495
Accrued other expenses	309	336
Total accrued expenses	$13,437	$10,194

5. Commitments and Contingencies

Leases

On January 1, 2022, the Company adopted ASC 842 (see Note 2) and the following disclosures as of September 30, 2022 and for the three and nine months ended September 30, 2022 are presented under ASC 842. Upon adoption, the Company recorded an operating lease ROU asset and lease liability for its lease in San Francisco, which was due to expire in January 2023. Effective August 31, 2022, the Company amended the lease to extend the expiration date of the lease to January 2025, with one option to renew for an additional year that is not reasonably certain to be exercised. The amendment resulted in the remeasurement of the lease liability and ROU asset as of the modification date.

For the three and nine months ended September 30, 2022, the Company incurred $47,000 and $0.1 million in rent expense, respectively. Variable lease payments and short-term lease costs were immaterial for the three and nine months ended September 30, 2022. As of September 30, 2022, the remaining lease term was 2.3 years and the Company’s incremental borrowing rate used to determine the operating lease liability was 6.50%.

As of September 30, 2022, the undiscounted future minimum lease payments due under the Company’s non-cancellable operating lease are as follows (in thousands):

Remainder of 2022	$49
2023	185
2024	185
2025	7
Total undiscounted future minimum lease payments	$426
Less: imputed interest	(29)
Present value of operating lease liability	$397

In accordance with ASC 840, rent expense for the three and nine months ended September 30, 2021 was $70,000 and $0.2 million respectively. The total future minimum annual payments for operating leases in effect as of December 31, 2021 were as follows (in thousands):

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

During the three and nine months ended September 30, 2022 and 2021, none of the development and commercial milestones were met and accordingly, there were no milestone payments related to the Teva Agreements.

6. Term Loan

Loan and Security Agreement

In April 2020, the Company entered into a Loan and Security Agreement, (the “Loan Agreement”) with the lenders referred to therein, and Silicon Valley Bank (“SVB”), as collateral agent. The Loan Agreement provided for (i) a secured term A loan facility (the “Term A Loan Facility”) of up to $10.0 million and (ii) a secured term B loan facility (the “Term B Loan Facility”) of up to $5.0 million that became available upon the satisfaction of certain milestones, each of which was available to be drawn through May 31, 2021. The term loan is secured by certain assets of the Borrowers (as defined in the Loan Agreement), including substantially all of the assets of the Company, excluding the Company’s intellectual property. The term loan contains customary representations, warranties, affirmative covenants and also certain restrictive covenants.

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

In May 2021, the parties further amended the Loan Agreement (as amended, the “2021 Loan Agreement”). The 2021 Loan Agreement increased the Term A Loan Facility to up to $20.0 million, which was fully drawn as of December 2021. The Term B Loan Facility of up to $5.0 million was available to be drawn upon on achievement of certain additional milestones, on or before September 30, 2022, which expired unused. The 2021 Loan Agreement provided for interest-only payments until October 1, 2022, which could be extended to April 1, 2023, if on or before September 30, 2022, the Company received net cash proceeds of at least $75.0 million from the sale of its equity securities. In July 2022, the Company satisfied the net cash proceeds requirement (see Note 7) and on September 1, 2022, the interest-only period was extended to April 1, 2023. Consecutive monthly payments of principal and interest commence on April 1, 2023 and will continue through September 1, 2024, the maturity date of the term loan. The term loan bears interest at the greater of (i) 4.25% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 1.00%. The interest rate on the term loan was 4.25% at inception and 7.25% as of September 30, 2022. In addition, a final payment fee of 5.0% of the principal amount of the loan is due when the term loan matures or upon prepayment of the term loan. If the Company elects to prepay the loan, there is also a prepayment fee of between 1.0% and 3.0% of the principal amount of the term loan depending on the timing of prepayment.

In May 2021, in connection with the execution of the 2021 Loan Agreement, the Company issued SVB a warrant to purchase 33,923 shares of the Company’s common stock with a warrant exercise price of $19.12 per share that is immediately exercisable and expires on May 28, 2031. The Company determined the fair value of the warrant at the issuance date by using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 1.6%, no dividends, expected volatility of 98.6% and expected term of 10.0 years. Upon issuance, the fair value of the warrant of $0.6 million was recorded as a debt issuance cost and met the requirements for equity classification within additional paid-in capital in the consolidated balance sheets. In addition, closing costs incurred were not material. If the Term B Loan Facility was funded, the Company was to issue an additional warrant to purchase 11,305 shares of the Company’s common stock with the exercise price at the Company’s stock price at the time of issuance. However, the Term B Loan Facility expired unused and therefore no additional warrant was issued.

The 2021 Loan Agreement was accounted for as a modification to a credit facility. The debt issuance costs incurred in May 2021, including the fair value of the warrant, together with the remaining unamortized debt issuance costs related to the Loan Agreement of $0.4 million were recorded as deferred assets and recognized on a straight-line basis as interest expense over the availability of the draw period. Since all amounts under the Term A Loan Facility were drawn as of December 31, 2021, all debt issuance costs were reclassified as debt discount. The carrying value of the debt discount, together with the final payment fee, are recognized using the effective interest method. Interest expense is recorded within other income (expenses), net in the condensed consolidated statements of operations and comprehensive loss.

In September 2022, the parties agreed the July 2022 public offering (see Note 7) satisfied the net cash proceeds requirement, and as a result, the interest-only period was extended to April 1, 2023. The extension was accounted for as a debt modification and a new effective interest rate equating to the revised cash flows of the carrying amount of the original debt was applied prospectively. The Company did not incur any costs in relation to the extension. The Company recognized interest expense of $0.5 million and $1.4 million during the three and nine months ended September 30, 2022, respectively. Interest expense was not material during the three and nine months ended September 30, 2021, respectively.

The expected repayments of principal amount due on the term loan, excluding the final payment fee (which is presented as an other non-current liability on the condensed consolidated balance sheets) as of September 30, 2022 are as follows (in thousands):

Remainder of 2022	$—
2023	10,000
2024	10,000
Total principal repayments	$20,000
Less: unamortized debt discount	(375)
Total term loan, net	$19,625
Less: term loan, current	(6,667)
Term loan, non-current, net	$12,958

7. Stockholders’ Equity

As of September 30, 2022, the Company’s shares of common stock available for future issuance were as follows:

Shares available for future grant under the equity incentive plan	241,946
Shares available for future issuance under the employee stock purchase plan	731,603
Shares available for future issuance upon the exercise of warrants and pre-funded warrants	18,158,782
Total available for future issuance	19,132,331

Public Offerings

At-the-Market Offerings

In March 2021, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (the “Sales Agents”) pursuant to which it may offer and sell up to $75.0 million of the Company’s common stock, from time to time, in “at-the-market” offerings (the “ATM Facility”). The Sales Agents are entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. In the fourth quarter of 2021, the Company received aggregate proceeds of $3.3 million, net of commissions and offering expenses from sales of 186,546 shares of its common stock pursuant to the ATM Facility.

During the three months ending September 30, 2022, the Company received aggregate proceeds of $8.4 million, net of commissions and offering expenses from sales of 1,242,132 shares of its common stock pursuant to the ATM Facility.

July 2022 Public Offering

In July 2022, the Company completed an underwritten public offering of its common stock, warrants to purchase shares of its common stock and pre-funded warrants to purchase shares of its common stock. The Company sold 18,675,466 shares of its common stock with accompanying warrants to purchase up to 9,337,733 shares of its common stock at a combined public offering price of $3.55 per share. The Company also sold 7,944,252 pre-funded warrants to purchase shares of its common stock with accompanying warrants to purchase up to 3,972,126 shares of its common stock at a combined public offering price of $3.549 per pre-funded warrant, which represents the per share public offering price for the common stock less $0.001 per share, the exercise price for each pre-funded warrant. The Company raised net proceeds of $88.2 million, after deducting underwriting discounts and commissions of $5.7 million and other offering costs of $0.6 million.

The exercise of the outstanding warrants is subject to a beneficial ownership limitation of 9.99%, or at the election of the holder prior to the issuance of the warrant, 4.99%. The exercise of the outstanding pre-funded warrants is subject to a beneficial ownership limitation of 9.99%, or at the election of the holder prior to the issuance of the pre-funded warrant, 4.99%, which a holder may increase or decrease from time to time, but shall not exceed 19.99%. The exercise price and number of shares of common stock issuable upon the exercise of the warrants and pre-funded warrants are subject to adjustment in the event of any stock dividends, stock splits, reverse stock split, recapitalization, or reorganization or similar transaction, as described in the agreements. Under certain circumstances, the warrants and pre-funded warrants may be exercisable on a “cashless” basis. The warrants and pre-funded warrants were classified as a component of stockholders’ equity and additional paid-in capital because such warrants and pre-funded warrants (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of common shares upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, the warrants and pre-funded warrants do not provide any guarantee of value or return.

Common Stock Warrants

As of September 30, 2022, the Company’s outstanding warrants to purchase shares of its common stock were as follows:

	Number of Common Stock	Exercise Price	Expiration
	Underlying Warrants	Per Share	Date
Warrant issued with term loan	25,000	$22.06	June 30, 2025
Warrant issued with term loan	33,923	$19.12	May 28, 2031
Warrants issued in public offering	13,299,859	$5.325	July 1, 2024
Pre-funded warrants issued in public offering	4,800,000	$0.001	Do not expire
Total outstanding	18,158,782

8. Stock-Based Compensation

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

The following table summarizes stock option activity for the nine months ended September 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2021	2,406,668	$16.46	8.1	$9,970
Granted	1,046,816	4.12
Exercised	(126,268)	1.98
Cancelled	(203,995)	14.45
Balance outstanding as of September 30, 2022	3,123,221	$13.05	8.0	$4,272
Exercisable as of September 30, 2022	1,392,731	$14.36	6.9	$2,344

The fair value of stock option awards granted for the periods indicated was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended
September 30,
	2022	2021
Expected term (years)	5.5-6.1	5.5-6.1
Expected volatility	89.9-91.0%	94.0-97.6%
Risk-free interest rate	1.6-3.4%	0.7-1.0%
Expected dividend	—	—

Restricted Stock Units (“RSUs”)

Pursuant to the Company’s 2019 Plan, RSUs are granted to executives and certain employees.

The Company has granted certain employees service-based RSUs that generally vest annually over a three-year period. In the event of termination of the holder’s continuous service to the Company, any unvested portion of the service-based RSUs is cancelled. For the three months ended September 30, 2022 and 2021, the Company recognized $0.3 million and $0.1 million, respectively, in expense related to the service-based RSUs. For the nine months ended September 30, 2022 and 2021, the Company recognized expense of $0.7 million and $0.2 million, respectively, related to the service-based RSUs.

In February 2021, the Company granted performance-based RSUs that vest as to one-third on each one-year anniversary date, subject to achievement of a development milestone and continued service to the Company. In February 2022, a portion of the performance-based RSUs vested upon achievement of the development milestone and satisfaction of the continued service condition.

In February and September 2022, the Company granted performance-based RSUs that vest during the applicable performance period, subject to the achievement of certain corporate or department targets and continued service to the Company. In September 2022, a portion of the performance-based RSUs that were granted in February 2022 vested upon achievement of specific targets and satisfaction of the continued service condition.

As of September 30, 2022, it was probable that the remaining performance conditions would be met for the Company’s performance-based RSUs and expense was recognized using the accelerated attribution method. For the three months ended September 30, 2022 and 2021, the Company recognized expense of $0.3 million and $0.2 million, respectively, related to performance-based RSUs. For the nine months ended September 30, 2022 and 2021, the Company recognized expense of $1.1 million and $0.6 million, respectively, related to performance-based RSUs.

The following table summarizes RSU activity for the nine months ended September 30, 2022:

		Weighted Average
	Number of	Grant Date
	RSUs	Fair Value
Balance outstanding as of December 31, 2021	106,394	$23.10
Granted	1,224,391	4.61
Vested / released	(93,894)	9.04
Cancelled / forfeited	(118,156)	5.62
Balance outstanding as of September 30, 2022	1,118,735	$5.74

The Company recorded stock-based compensation for the periods indicated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$1,019	$856	$2,917	$2,253
General and administrative	1,481	1,458	4,681	4,271
Total stock-based compensation	$2,500	$2,314	$7,598	$6,524

9. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods indicated due to their anti-dilutive effect:

	Nine Months Ended
	September 30,
	2022	2021
Stock options to purchase common stock	3,123,221	2,403,733
Unvested restricted stock units	1,118,735	110,978
Warrants to purchase common stock[1]	13,358,782	58,923
Employee stock purchase plan	20,353	3,568
Total	17,621,091	2,577,202

         1 The table above excludes pre-funded warrants issued in connection with the July 2022 public offering (see Note 7).

 10. Subsequent Events

In October 2022, the Company received aggregate proceeds of approximately $20.1 million, net of commissions from sales of 2,706,479 shares of its common stock pursuant to its ATM Facility.

In October 2022, the Company received aggregate proceeds of approximately $0.7 million from the exercise of 140,000 warrants to purchase shares of its common stock.

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

SHTG is a condition identified by severely elevated levels of triglycerides (≥500 mg/dL), which is associated with an increased risk of NASH, cardiovascular events and acute pancreatitis. In June 2022, we reported positive topline results from our Phase 2 trial (ENTRIGUE) in SHTG patients. Treatment with pegozafermin resulted in clinically meaningful and statistically significant reductions in triglycerides from baseline across all doses (with a 63% reduction in the highest dosing group; p<0.001), statistically significant improvements in key markers of cardiovascular risk (non-HDL-C and apo B), reductions in liver fat, and improvements in glycemic control markers. Pegozafermin was generally well tolerated with a favorable safety profile across doses consistent with prior studies. No tremors or transaminase elevation adverse events were observed. There were no drug-related serious adverse events and two Grade 2 treatment-related discontinuations. ENTRIGUE trial results were a late-breaking oral presentation at the European Society of Cardiology Congress in September 2022. We plan to initiate our Phase 3 SHTG program in the first half of 2023 pending our meeting with the Food and Drug Administration (“FDA”) in the fourth quarter of 2022.

NASH is a severe form of nonalcoholic fatty liver disease, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma and death. There are currently no approved products for the treatment of NASH. In January 2022, we announced positive topline results from an expansion cohort (cohort 7) of the Phase 1b/2a trial of pegozafermin in NASH after announcing positive topline data from cohorts 1 through 6 in September 2020. We also initiated a Phase 2b trial (ENLIVEN) evaluating pegozafermin in fibrosis stage 2 or 3 NASH patients in June 2021. Patients will receive weekly doses (15 mg and 30 mg) or a every two-week dose (44 mg) of pegozafermin or placebo for 24 weeks with a randomization schema of 4: 4: 2.5: 1 (placebo: 30 mg weekly dose: 44 mg every two-week dose: 15 mg weekly dose). All patients will continue treatment in a blinded extension phase for an additional 24 weeks for a total treatment period of 48 weeks, with some of the placebo patients re-randomized to receive pegozafermin in the extension phase. Dose selection for ENLIVEN was informed by concentration response relationships in our Phase 1b/2a study of pegozafermin in NASH. Maximal effect for relevant response metrics was observed at concentrations achieved with 27 mg – 30 mg once weekly dose. In August 2022, we reported the completion of enrollment in ENLIVEN with 219 patients. Based on learnings from cohort 7, developments in the field, and feedback from our steering committee, we implemented steps in the second quarter of 2022 to optimize the ENLIVEN trial. These included an adjustment to the randomization schema referenced above and the institution of the three-panel consensus read of biopsies at baseline and end of treatment including for patients already enrolled. The primary analysis in ENLIVEN will be in patients with fibrosis stage 2 or 3 and NAS ≥4. Topline data from ENLIVEN is expected to be reported in the first quarter of 2023.

Additional exploratory analyses of cohort 7 data presented at the AASLD (American Association for the Study of Liver Diseases) The Liver Meeting® in November 2022, using a three-reader pathologist panel showed that six of 19 patients scored as having fibrosis stage 4 at baseline (putative F4). Excluding these putative F4 patients resulted in a higher proportion of patients meeting the registration enabling histological endpoints compared to the primary analysis based on the central reader (NASH resolution - 46% and fibrosis improvement - 38%). Pegozafermin also demonstrated encouraging pharmacological activity in the small group of F4 patients. In 2021, we completed a pharmacokinetic study of pegozafermin in NASH patients with compensated cirrhosis (fibrosis stage F4) demonstrating that pegozafermin 30 mg has similar single-dose pharmacokinetics and pharmacodynamics in F4 as it does in non-cirrhotic NASH. We are currently evaluating the potential opportunity for pegozafermin in these fibrosis stage F4 patients.

We commenced operations in 2018 and have devoted substantially all of our resources to raising capital, acquiring our initial product candidate, identifying and developing pegozafermin, licensing certain related technology, conducting research and development activities (including preclinical studies and clinical trials) and providing general and administrative support for these operations.

As of September 30, 2022, our cash and cash equivalents and short-term available-for-sale securities totaled $193.3 million. Based on our current operating plan, we believe that our cash and cash equivalents and short-term available-for-sale securities as of September 30, 2022, together with the proceeds received in October 2022 from our sales of common stock pursuant to our ATM Facility, and proceeds available from our ATM Facility, will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).

We have incurred net losses since our inception. Our net losses for the three months ended September 30, 2022 and 2021 were $26.8 million and $28.3 million, respectively. Our net losses for the nine months ended September 30, 2022 and 2021 were $77.4 million and $63.8 million, respectively. As of September 30, 2022, we had an accumulated deficit of $290.6 million. We expect to continue to incur significant expenses and increasing operating losses as we advance pegozafermin and any future product candidates through clinical trials, seek regulatory approval for pegozafermin and any future product candidates, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, protect our intellectual property, prepare for and, if approved, proceed to commercialization of pegozafermin and any future product candidates, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Impact of COVID-19 Pandemic

The ongoing COVID-19 pandemic has disrupted and may continue to disrupt our business and delay our development timeline. The extent to which the COVID-19 pandemic may impact our future operating results and financial condition is uncertain. We do not yet know the full extent of potential delays that may affect our clinical trials, which could prevent or delay us from obtaining approval for pegozafermin. Given the surges in cases of COVID-19 experienced previously and uncertainty regarding other variants, we cannot predict how our ongoing trials may be impacted. For more information regarding risks related to the ongoing COVID-19 pandemic, please see the risk factor entitled “The ongoing COVID-19 pandemic has resulted and may in the future result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business,” in Part II, Item 1A of this Quarterly Report on Form 10-Q. To the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth under “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Other Income (Expenses), Net

Other income (expenses), net primarily consists of interest expense, amortization of deferred debt issuance costs and amortization of premium on available-for-sale securities offset by interest income on cash equivalents and available-for-sale securities.

Results of Operations

Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended
	September 30,
	2022	2021	Change
Operating expenses:
Research and development	$22,197	$23,590	$(1,393)
General and administrative	4,844	4,622	222
Total operating expenses	27,041	28,212	(1,171)
Loss from operations	(27,041)	(28,212)	1,171
Other income (expenses), net	238	(117)	355
Net loss before tax	$(26,803)	$(28,329)	$1,526

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Three Months Ended
	September 30,
	2022	2021	Change
Clinical development	$11,981	$6,691	$5,290
Contract manufacturing	6,373	13,593	(7,220)
Personnel-related expenses	3,553	3,121	432
Other expenses	290	185	105
Total research and development expenses	$22,197	$23,590	$(1,393)

Research and development expenses decreased by $1.4 million, or 6%, to $22.2 million for the three months ended September 30, 2022 from $23.6 million for the three months ended September 30, 2021. The change was primarily due to a decrease of $7.2 million in contract manufacturing costs, mainly as a result of the completion of manufacturing batches to cater to the current supply requirement for our ongoing clinical trials, offset in part by an increase of $5.3 million in clinical development costs related to our ongoing clinical trials, and an increase of $0.4 million in personnel-related costs due to higher headcount and stock-based compensation.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million, or 5%, to $4.8 million for the three months ended September 30, 2022 from $4.6 million for the three months ended September 30, 2021. The change was primarily due to an increase in costs related to professional services.

Other Income (Expenses), Net

Other income (expenses), net changed by $0.4 million to income of $0.2 million for the three months ended September 30, 2022 from expense of $0.1 million for the three months ended September 30, 2021, primarily due to $0.7 million higher interest income due to increased interest rates on our cash equivalents and short-term available-for-sale securities, offset in part by $0.3 million higher interest expense, including the accretion of the final payment fee and amortization of debt issuance costs, related to our term loan facility.

Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2022	2021	Change
Operating expenses:
Research and development	$61,732	$49,351	$12,381
General and administrative	15,155	14,151	1,004
Total operating expenses	76,887	63,502	13,385
Loss from operations	(76,887)	(63,502)	(13,385)
Other expenses, net	(534)	(332)	(202)
Net loss before tax	$(77,421)	$(63,834)	$(13,587)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2022	2021	Change
Clinical development	$36,039	$17,715	$18,324
Contract manufacturing	13,869	22,051	(8,182)
Personnel-related expenses	10,891	8,348	2,543
Preclinical costs	—	163	(163)
Other expenses	933	1,074	(141)
Total research and development expenses	$61,732	$49,351	$12,381

Research and development expenses increased by $12.4 million, or 25%, to $61.7 million for the nine months ended September 30, 2022 from $49.4 million for the nine months ended September 30, 2021. The change was primarily due to an increase of $18.3 million in clinical development costs related to our ongoing clinical trials, an increase of $2.5 million in personnel-related costs related to higher compensation, including stock-based compensation due to grants awarded in 2022, offset in part by a decrease of $8.2 million in contract manufacturing costs, mainly as a result of the completion of manufacturing batches to cater to the current supply requirement for our ongoing clinical trials and a decrease of $0.2 million in preclinical costs; the timing of such costs is dependent upon the status and stage of our clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million, or 7%, to $15.2 million for the nine months ended September 30, 2022 from $14.2 million for the nine months ended September 30, 2021. The change was primarily due to an increase in personnel-related costs, including stock-based compensation.

Other Expenses, Net

Other expenses, net increased by $0.2 million to $0.5 million for the nine months ended September 30, 2022 from $0.3 million for the nine months ended September 30, 2021, primarily due to $0.9 million higher interest expense, including the accretion of the final payment fee and amortization of debt issuance costs related to our term loan facility, offset in part by $0.7 million higher interest income on our cash equivalents and short-term available-for-sale securities.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of September 30, 2022, we had available cash and cash equivalents and short-term available-for-sale securities of $193.3 million and an accumulated deficit of $290.6 million.

In March 2021, we entered into a sales agreement (the “Sales Agreement”) with SVB Leerink LLC and Cantor Fitzgerald & Co. (the “Sales Agents”) pursuant to which we may offer and sell up to $75.0 million of shares of our common stock, from time to time, in “at-the-market” offerings (the “ATM Facility”). The Sales Agents are entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. During the three months ending September 30, 2022, pursuant to our ATM Facility, we received aggregate proceeds of $8.4 million, net of commissions and offering expenses from sales of 1,242,132 shares of our common stock. In October 2022, pursuant to our ATM Facility, we received aggregate proceeds of approximately $20.1 million, net of commissions from sales of 2,706,479 shares of our common stock.

In May 2021, we amended our secured term loan facility (“2021 Loan Agreement”) to increase the aggregate committed principal amount up to $25.0 million. As of December 2021, we had drawn $20.0 million under the term loan facility and as of September 30, 2022, no additional amount was available to be drawn because the draw period for the remaining $5.0 million expired. In September 2022, as a result of our July 2022 public offering described below, we satisfied the cash proceeds requirement to extend the interest-only period on the term loan facility from October 1, 2022 to April 1, 2023. Consecutive monthly payments of principal and interest commence on April 1, 2023 and will continue through September 1, 2024, the maturity date of the term loan.

In July 2022, pursuant to a shelf registration statement on Form S-3 (No. 333-254684), we completed an underwritten public offering of our common stock, warrants to purchase shares of our common stock and pre-funded warrants to purchase shares of our common stock. We sold 18,675,466 shares of our common stock with accompanying warrants to purchase up to 9,337,733 shares of our common stock at a combined public offering price of $3.55 per share. We also sold 7,944,252 pre-funded warrants to purchase shares of our common stock with accompanying warrants to purchase up to 3,972,126 shares of our common stock at a combined public offering price of $3.549 per pre-funded warrant, which equals the per share public offering price for the common stock less $0.001 per share, the exercise price of each pre-funded warrant. The warrants have an exercise price of $5.325 per share and expire in July 2024. The pre-funded warrants do not expire. We raised net proceeds of $88.2 million, after deducting underwriting discounts and commissions of $5.7 million and other offering costs of $0.6 million.

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

Based on our research and development plans, we expect that our existing cash and cash equivalents and short-term available-for-sale securities as of September 30, 2022, together with the proceeds received in October 2022 from sales of our common stock pursuant to our ATM Facility, and proceeds available from our ATM Facility, will be sufficient to fund our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. However, our operating plans and other demands on our cash resources may change as a result of many factors, and we may seek additional funds sooner than planned. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Net cash (used in) provided by
Operating activities	$(53,994)	$(48,541)
Investing activities	(22,882)	(11,927)
Financing activities	96,820	1,980
Net change in cash and cash equivalents, and restricted cash	$19,944	$(58,488)

Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $54.0 million, which consisted of a net loss of $77.4 million, offset in part by non-cash charges of $8.2 million and a net change of $15.2 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of $7.6 million in stock-based compensation, $0.4 million in accretion of the final payment fee related to our term loan facility and $0.2 million in amortization of debt issuance costs, offset in part by $0.2 million in amortization of premium on available-for-sale securities. The change in our operating assets and liabilities was primarily due to a $10.5 million increase in accounts payable and accrued expenses due to the timing of payments and a $4.8 million decrease in prepaid and other current assets due to timing of payments.

During the nine months ended September 30, 2021, net cash used in operating activities was $48.5 million, which consisted of a net loss of $63.8 million, partially offset by non-cash charges of $7.7 million and a net change of $7.6 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of $6.5 million in stock-based compensation, $0.7 million in amortization of premium on available-for-sale securities and $0.4 million in amortization of debt issuance costs. The change in our operating assets and liabilities was primarily due to a $11.7 million increase in accounts payable and accrued expenses due to timing of our accounts payable and as we expanded our operations, offset in part by a $4.1 million increase in prepaid and other current assets due to timing of payments.

Investing Activities

During the nine months ended September 30, 2022, net cash used in investing activities was $22.9 million, which primarily consisted of $110.1 million in purchases of available-for-sale securities, offset in part by $87.3 million in proceeds from maturities of available-for-sale securities.

During the nine months ended September 30, 2021, net cash used in investing activities was $11.9 million, which consisted primarily of $119.5 million in purchases of available-for-sale securities, offset in part by $107.6 million in proceeds from sales and maturities of available-for-sale securities.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $96.8 million, which primarily consisted of net proceeds of $88.2 million from the sale of common stock and warrants from our public offering and net proceeds of $8.4 million pursuant to the sale of common stock from our ATM Facility.

During the nine months ended September 30, 2021, net cash provided by financing activities was $2.0 million, which consisted of proceeds of $1.5 million from our term loan facility and proceeds of $0.5 million from the issuance of common stock upon exercise of stock options and ESPP purchases.

Debt Obligations

Our 2021 Loan Agreement provided for a total term loan facility of $25.0 million. As of December 2021, we had drawn $20.0 million under the term loan facility. On September 30, 2022, the draw period for remaining $5.0 million expired unused and therefore, as of September 30, 2022, the total outstanding term loan was $20.0 million. As a result of the extension of the interest-only period to April 1, 2023 following our July 2022 public offering, consecutive monthly payments of principal and interest begin on April 1, 2023 and will continue through September 1, 2024, the maturity date of the term loan. Our term loan bears interest at the greater of (i) 4.25% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 1.00%. The interest rate on the term loan was 4.25% at inception and 7.25% as of September 30, 2022. In addition, a final payment fee of 5.0% of the principal amount of the loan is due when the term loan matures or upon prepayment of the term loan. If we elect to prepay the loan, there is also a prepayment fee of between 1.0% and 3.0% of the principal amount of the term loan depending on the timing of prepayment.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a clinical-stage biopharmaceutical company, our operations have consumed significant amounts of cash since our inception. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of and seek regulatory approvals for pegozafermin. We believe that our existing cash and cash equivalents and short-term available-for-sale securities will fund our projected operating requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

We will require additional capital to discover, develop, obtain regulatory approval for and commercialize pegozafermin and any future product candidates. Our ability to complete new clinical trials for pegozafermin may be subject to our ability to raise additional capital. We do not have any committed external source of funds other than as a result of any sales that we may make pursuant to the Sales Agreement for our ATM Facility. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small biotechnology companies, like 89bio, and broader macroeconomic factors may preclude us from successfully raising additional capital.

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

The regulatory authorities in the United States and the EU have not approved any products for the treatment of NASH, and while there are guidelines issued by the FDA for the development of drugs for the treatment of NASH and an FDA surrogate endpoint table for drug approval that includes SHTG, it is unclear whether the requirements for approval will change in the future. Any such changes may require us to conduct new trials that could delay our timeframe and increase the costs of our programs related to pegozafermin or any future product candidate for the treatment of NASH or SHTG. While the FDA has approved reduction in triglycerides levels as a surrogate endpoint for the full approval of drugs for the treatment of SHTG, it is unclear whether this endpoint will apply to any product candidates that we develop. If such endpoint is not deemed to apply to our product candidates, it would delay our development timeline and increase the costs of our programs for the treatment of SHTG. We expect to receive feedback on our Phase 3 program proposal from the FDA, which may include feedback regarding a surrogate endpoint or accelerated approval regulations, during the fourth quarter of 2022. However, we currently expect that our SHTG program would be subject to smaller clinical trials and that we may expect a relatively quicker overall development timeline for this indication. These expectations are based on a published FDA surrogate endpoint table for drug approval that includes SHTG, as well as the development path followed by other companies that developed an SHTG therapy.

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

Current and future legislation may increase the difficulty and cost for us, and any collaborators, to obtain marketing approval of and commercialize our drug candidates and affect the prices we, or they, may obtain.

Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures. Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

Existing stockholders could suffer dilution or be negatively affected by fixed payment obligations we may incur if we raise additional funds through the issuance of additional equity securities, including under the ATM Facility, or debt. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants or protective rights that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

As of September 30, 2022, our executive officers, directors and other holders of 5% or more of our common stock beneficially owned a majority of our outstanding common stock. As a result, our executive officers, directors and other holders of 5% or more of our common stock, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, executive officers and other holders of 5% or more of our common stock, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company.

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

4.3	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with SEC as Exhibit 4.1 to the Company’s Form 8-K filed on April 13, 2020).

4.4	Form of Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Form 8-K filed on July 1, 2022).

4.5	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.2 to the Company’s Form 8-K filed on July 1, 2022).

10.1*	Amendment to Office Lease, by and between 89bio, Inc. and King Family Irrevocable Trust, dated as of August 31, 2022.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
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

89bio, Inc.

Date: November 10, 2022	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer (principal executive officer)

Date: November 10, 2022	By:	/s/ Ryan Martins
Ryan Martins Chief Financial Officer
(principal financial and accounting officer)