Form 10-K
period 2022-12-31
89bio, Inc.
filed 2023-03-15
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Market on June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $30.4 million. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s common stock outstanding as of March 3, 2023 was 52,230,621.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders, to be held on or about May 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•
our ability to obtain additional capital;
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

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, pegozafermin (previously BIO89-100), a specifically engineered glycoPEGylated analog of fibroblast growth factor 21 (“FGF21”), is currently being developed for the treatment of nonalcoholic steatohepatitis (“NASH”) and for the treatment of severe hypertriglyceridemia (“SHTG”). NASH is a severe form of nonalcoholic fatty liver disease (“NAFLD”), characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma (“HCC”) and death. There are currently no approved products for the treatment of NASH. In 2020 and 2022, we presented positive topline results from cohorts 1 through 6 and cohort 7, respectively, in our Phase 1b/2a trial of pegozafermin in NASH patients, which has informed the advancement of our clinical strategy in NASH. We initiated a Phase 2b trial (ENLIVEN) evaluating pegozafermin in fibrosis stage 2 or 3 NASH patients in June 2021. In the ENLIVEN trial, patients receive weekly doses or an every two-week dose of pegozafermin or placebo for 24 weeks followed by a blinded extension phase of an additional 24 weeks for a total treatment period of 48 weeks. ENLIVEN completed enrollment in August 2022 and we are expecting to report topline data from this trial in March 2023. In 2021, we completed a pharmacokinetic study of pegozafermin in NASH patients with compensated cirrhosis (fibrosis stage F4) demonstrating that a 30 mg dose of pegozafermin has similar single-dose pharmacokinetics and pharmacodynamics in F4 as it does in non-cirrhotic NASH. We are currently evaluating the potential opportunity for pegozafermin in these fibrosis stage F4 patients. We are also developing pegozafermin for the treatment of SHTG. In June 2022, we announced positive topline results from the ENTRIGUE Phase 2 trial of pegozafermin in SHTG patients. SHTG is a condition identified by severely elevated levels of triglycerides (≥500 mg/dL), which is associated with an increased risk of NASH, cardiovascular events and acute pancreatitis. The trial met its primary endpoint demonstrating statistically significant and clinically meaningful reductions in triglycerides from baseline and key secondary endpoints. We have received feedback from the FDA supporting the advancement of pegozafermin into Phase 3 and are planning to initiate the first of two recommended Phase 3 trials in the second quarter of 2023. In parallel, we have developed plans to optimize our clinical development program across both indications that would leverage the safety database from our SHTG Phase 3 program to support our NASH program. We expect to finalize these plans after we have reviewed results from the ENLIVEN trial.

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

Pegozafermin may be a differentiated FGF21 therapy based on its robust and durable biological effects, a favorable tolerability profile and its potential for every two-week dosing. Given its ability to address the key liver pathologies in NASH, as well as the underlying metabolic dysregulation in NASH patients, pegozafermin has the potential to become a backbone of treatment in NASH. Pegozafermin is the only FGF21 analog being developed for the treatment of SHTG and its broad metabolic effects could potentially differentiate it from competitors in this market. Pegozafermin has a long half-life which allows convenient weekly or every two-week dosing and is currently the only FGF21 analog being tested for every two-week dosing. The convenient dosing regimen may support adoption and compliance amongst patients living with these chronic and generally asymptomatic diseases. Pegozafermin is self-administered by patients subcutaneously in a liquid formulation. We have developed a new pre-filled syringe using our approved liquid formulation and plan to utilize this presentation in our planned SHTG Phase 3 trial in the second quarter of 2023.

Strategy

Our goal is to become a leading biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. The key components of our strategy are to:

•
Rapidly advance pegozafermin through clinical development for the treatment of NASH. We believe pegozafermin may be a differentiated FGF21 therapy based on its robust and durable biological effects, a favorable tolerability profile and its potential for every two-week dosing. We have reported positive topline results from our Phase 1b/2a trial in NASH patients and have an ongoing Phase 2b trial (ENLIVEN) in NASH patients with F2 and F3 fibrosis that is expected to report topline data in March 2023. We are also evaluating the potential opportunity for pegozafermin in NASH patients with compensated cirrhosis.
•
Progress pegozafermin for the treatment of SHTG. Pegozafermin’s mechanism of action and profile relative to currently available therapies, as well as new therapies in development, support its potential to become a differentiated treatment for SHTG patients with metabolic co-morbidities. We reported positive topline results from our Phase 2 ENTRIGUE trial. Based on these positive results and defined regulatory path to approval based on FDA feedback, we plan to initiate the first Phase 3 trial in this indication in the second quarter of 2023.
•
Scale-up and optimize the manufacturing of pegozafermin. We currently use external contract manufacturing organizations (“CMOs”) to manufacture pegozafermin for our ongoing and planned clinical trials. While these trials are ongoing, we plan to work with our CMOs to optimize and scale-up the manufacturing process for pegozafermin to support the increased production that will be needed for later-stage clinical trials and commercialization, if pegozafermin is approved.
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

We are currently developing our lead product candidate, pegozafermin, a specifically engineered glycoPEGylated analog of FGF21, for the treatment of NASH and SHTG. We believe pegozafermin is an ideal candidate for the treatment of NASH based on its ability to address the key liver pathologies in NASH, its ability to address the underlying metabolic dysregulation in NASH patients, its favorable tolerability profile, and its potential for a longer dosing interval. Multiple epidemiological studies have linked NAFLD to increased cardiovascular disease, concluding that the majority of deaths among NAFLD patients are attributable to cardiovascular disease. As a result, we believe it is important that new therapeutics options for NASH address the underlying cardiovascular and metabolic dysregulations in these patients. We are also developing pegozafermin for the treatment of SHTG given the potential of pegozafermin to meaningfully reduce triglycerides. Pegozafermin may have a competitive differentiation from approved therapies and other molecules in development based on its impact on improving liver fat and other metabolic markers in addition to triglyceride reduction.

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

Disease Overview - SHTG

We are also developing pegozafermin for the treatment of SHTG. Hypertriglyceridemia (“HTG”) is characterized by elevated fasting plasma triglyceride levels > 200 mg/dL and SHTG is typically defined as triglyceride levels of ≥ 500 mg/dL. SHTG is associated with an increased risk of NAFLD, NASH and cardiovascular diseases, as well as acute pancreatitis, accounting for up to 10% of all acute pancreatitis episodes. A third-party study utilizing an omega-3 fatty acid (“omega-3 FA”) demonstrated the linkage between a reduction in triglycerides and favorable cardiovascular clinical outcomes.

It is estimated that there are 4 million patients in the United States with triglyceride levels of ≥ 500 mg/dL of which approximately 800,000 patients are inadequately treated with existing therapies and are thereby at increased risk for acute pancreatitis and atherosclerotic cardiovascular events. Of these patients, it is estimated that up to 100% have clinically meaningful hepatic fat using magnetic resonance imaging – proton density fat factor (“MRI-PDFF”) ≥ 5%; baseline data from the sub-study in ENTRIGUE; n=24), up to 70% have Type 2 diabetes, and up to 65% have high LDL. This patient population is expected to increase due to the triple epidemic of obesity, metabolic syndrome and Type 2 diabetes. In addition, the addressable market has the potential to expand as a result of increasing awareness of the importance of treating elevated triglyceride levels, similar to the focus today of physicians on managing LDL levels, as well as the commercial efforts of other companies that are expected to promote triglyceride reduction.

The treatment regimen for SHTG includes dietary restrictions and lipid-lowering drug treatment such as fibrates, omega-3 fish oils and niacin. Some statins are indicated in HTG but do not have an indication for use in SHTG. Despite multiple agents approved for the treatment of SHTG, these agents have limitations that may not make them ideal for all patients. In third-party studies, up to 50% of treated SHTG patients were unable to reduce their triglyceride levels to < 500 mg/dL despite using approved drugs and are considered refractory patients. These refractory patients have substantial unmet medical need and represent a significant market opportunity for pegozafermin as an add-on therapy along with the opportunity for pegozafermin to be used in patients not on any background therapy. Given the continuing unmet need in SHTG and limitations of current treatments, there are other novel agents in development for the treatment of SHTG, including ANGPTL3 and APOC3 inhibitors.

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

Improving Liver Inflammation and Fibrosis

FGF21 is also believed to reduce liver fibrosis, the pathological change most clearly linked to liver-related morbidity in NASH patients via two potential pathways. One pathway is through the metabolic benefits of FGF21 described above. Long-term improvements in metabolic regulation reduce the ongoing liver injury that drives fibrosis and thus allows the liver time to heal. The other pathway is a direct anti-fibrotic effect mediated via adiponectin, an adipokine that is upregulated by FGF21. Increased adiponectin downregulates the hepatic stellate cells that are activated upon hepatic injury and responsible for collagen deposition and subsequent fibrosis. FGF21 demonstrated an improvement in liver fibrosis in patients in NASH in a clinical trial.

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

Figure 1: Structure of Pegozafermin

The increase in the size of the molecule from 19.4 kDa to 40 kDa together with the site-specific mutations adjacent to the primary cleavage site of FGF21 (by the FAP enzyme between positions 171 and 172 on the native amino acid chain, which would be represented by positions 172 and 173 in our molecule starting with Methionine in position 1) are designed to prolong the half-life of the molecule. Additionally, we believe that the use of glycoPEGylation technology produces a comparatively stronger and more flexible structure, which aids in the development of a stable formulation. PEGylation technology has been used successfully in many pharmaceutical products including products that have been marketed for more than 10 years. Similar moles of FGF21 are delivered with pegozafermin 30mg and efruxifermin 50mg.

Pegozafermin uses a proprietary glycoPEGylation technology that has been previously validated by a third party, as this technology is incorporated in another pharmaceutical product (Lonquex® by Teva) that has received regulatory approval and is currently commercialized in the European Union.

Figure 2: Summary of Pegozafermin Attributes and Benefits

Features	Description	Potential Benefit
Use of PEG (via glycoPEGylation)	▪ Increases protein size and hydrodynamic volume that reduces renal filtration ▪ Prevents degradation by endocytosis and proteolytic enzymes	▪ Prolongs half-life
	▪ Protects antigenic sites present on the protein surface (i.e. antigenic epitopes)	▪ Reduces immunogenicity
	▪ Steric repulsion between the PEGylated surfaces increases water solubility and reduces aggregates	▪ Results in more stable formulation
Site-Specific Mutations	▪ Mutation at position 173 is immediately adjacent to the primary cleavage (FAP enzyme) site of FGF21	▪ Prolongs half-life
GlycoPEGylation Technology	▪ Allows site specific linkage (glycoPEG moiety to position 173) ▪ Proximity of the glycoPEG moiety to the C-terminus induces conformational changes to the molecule	▪ Retains potency against receptor to improve efficacy
	▪ Provides a strong and flexible glycosyl bond that helps the glycoPEG moiety to remain intact, further reducing degradation	▪ Further enhances half-life

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

Pegozafermin Clinical Development in NASH

Phase 1a Clinical Trial of Single-Dose of Pegozafermin in Healthy Volunteers

We conducted a Phase 1a clinical trial to evaluate the safety, tolerability and pharmacokinetics (“PK”) of pegozafermin in 58 healthy volunteers. In this randomized, double-blind, placebo-controlled, Phase 1a, first-in-human, SAD clinical trial the PK profile of pegozafermin was generally dose-proportional or slightly more than dose-proportional with a half-life of approximately 55 to 100 hours. At single doses of 9.1 mg and higher, significant improvements were observed in key lipid parameters measured at Day 8 and Day 15 after dosing on Day 1. The mean changes versus baseline include significant reductions in triglycerides (up to 51%) and LDL-C (up to 37%) and increase in HDL-C (up to 36%) despite the baseline values being in the normal range. Pegozafermin demonstrated rapid (starting from Day 2), sustained and durable improvements on lipid parameters for two weeks or more after single-dose administration. Pegozafermin was well tolerated across the dose range and there were no deaths, serious adverse events or discontinuations due to adverse events. The most commonly observed treatment-related adverse events, occurring in at least two subjects in the pooled pegozafermin group, were injection site reactions and headache, all of which were reported as mild. No clinically meaningful trends were observed in gastrointestinal events, laboratories or vital signs including blood pressure or heart rate changes.

Phase 1b/2a Proof of Concept Clinical Trial in NASH Patients

In 2020 and 2022, we presented positive topline results from cohorts 1 to 6 and cohort 7, respectively, in our Phase 1b/2a trial in NASH patients which has informed the advancement of our clinical strategy in NASH. The Phase 1b/2a trial for cohorts 1 to 6 was multicenter, randomized, double-blind, placebo-controlled, multiple ascending dose-ranging and enrolled a total of 81 patients to receive weekly (3 mg/9 mg/18 mg/27 mg) or every two-week (18 mg/36 mg) dosing of pegozafermin or placebo for up to 12 weeks. Key endpoints assessed were safety, tolerability, and PK of pegozafermin as well as change in liver fat measured by MRI-PDFF and other metabolic markers. Cohort 7 was an open label cohort that enrolled 20 patients who received weekly dosing of pegozafermin at 27 mg for 20 weeks. Key endpoints assessed were changes in histology from baseline, liver fat changes from baseline and safety and tolerability. The trial design is shown in Figure 4 below.

Figure 4: Phase 1b/2a Trial Design

As shown in Figure 5 below, all dose groups in cohorts 1 to 6 demonstrated significant reductions in liver fat at week 13, with relative reductions up to 60% versus baseline and up to 70% versus placebo, as measured by MRI-PDFF. 43% of the patients at the highest dose achieved normal liver fat content of < 5%. A significant proportion of patients responded to therapy with up to 88% and 71% of patients achieving a ≥ 30% or a ≥ 50% reduction in liver fat versus baseline, respectively.

Figure 5: Relative Reduction in Liver Fat vs. Placebo at Week 13

QW
Q2W
3mg
9mg
18mg
27mg
18mg
36mg
-10%
-30%
-50%
-70%
-47% ***
-59% ***
-46% ***
-70% ***
-53% ***
-60% ***

As shown in Figure 6 below for cohorts 1 to 6, treatment with pegozafermin also resulted in significant improvements in liver transaminases, with up to a 44% reduction in ALT and a 35 U/L decrease in ALT in patients with elevated baseline levels. Treatment with pegozafermin resulted in significant reductions in triglycerides (up to 28%; p<0.05), non-HDL (up to 16%; p<0.01) and LDL-C (up to 16%; p<0.05). Triglycerides were reduced to a greater extent in patients with elevated triglycerides at baseline (TG ≥ 200 mg/dL), and 53% of the pegozafermin patients in this group normalized triglyceride levels versus 0% in the placebo group. Pegozafermin also demonstrated significant increases in the insulin-sensitizing hormone adiponectin (up to 61%; p<0.001). Improvements were also noted across the spectrum of metabolic marker data vs. placebo for the 27 mg QW dose group including HOMA-IR, glucose, HbA1c, and body weight (p<0.05).

Figure 6: Clinically Meaningful ALT Reduction; Greater Reduction in Patients with High ALT

Additional analyses demonstrated that pegozafermin treatment resulted in significant reductions in liver volume of up to 15% and liver fat volume of up to 65% in treated patients at 13 weeks compared to baseline, as measured by MRI-PDFF. A post-hoc analysis presented at The Liver Meeting of AASLD in November 2021 assessed the effect of pegozafermin on spleen volume (SV) in NASH patients without advanced fibrosis. SV was evaluated by MRI in all eligible patients on pegozafermin 27 mg every week dose (n=8), pegozafermin 36 mg every two-week dose (n=8) and 16 patients on placebo. At baseline, it was observed that SV was correlated with liver volume, vibration-controlled transient elastography (VCTE) score and body mass index (BMI), and negatively correlated with platelet count. Findings at study Day 50 and Day 92 demonstrated that treatment with pegozafermin led to a progressive and significant decrease in SV compared to placebo (on Day 50, treated patients saw an average 7.4% decrease in SV and by Day 92 patients saw an average 11.8% decrease in SV).

Paired-biopsy, Open-label Histology Cohort (Cohort 7)

Cohort 7 in the Phase 1b/2a trial was a single-arm cohort that enrolled 20 patients with biopsy-confirmed fibrosis stage F2 and F3 NASH who were treated once weekly for 20 weeks with 27 mg of pegozafermin. 19 of 20 patents received an end of treatment biopsy and one patient withdrew consent. A greater than or equal to 2-point improvement in NAS (with 1-point from either ballooning or inflammation) and no worsening of fibrosis was the nominal primary endpoint. Key secondary endpoints included response rates on NASH resolution without worsening of fibrosis, improvement in at least one stage of fibrosis without worsening NAS and safety/tolerability. Patients had a mean BMI of 37 and type 2 diabetes was prevalent in most patients. 65% had fibrosis stage F3 NASH and 35% had fibrosis stage F2 NASH. The baseline values for VCTE, ProC3, and transaminases were consistent with a more advanced population.

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

NAS = NAFLD Activity Score

1A 2-point improvement in NAS score required a 1-point improvement in either ballooning or inflammation

Data from a new analysis of the same histology slides by a panel of an additional three expert liver pathologists resulted in a wide range of response rates, with rates of NASH resolution without worsening of fibrosis up to 47% (range: 26%-47%) and rates of ≥ 1-stage improvement in fibrosis without worsening of NASH up to 42% (range: 12%-42%). This three-reader panel scored six of the nineteen patients as having F4 fibrosis at baseline (putative F4), which was an exclusion criterion for the Phase 1b/2a trial. Excluding the putative F4 patients (n=6) resulted in a higher proportion of patients meeting the registration enabling histological endpoints compared to the primary analysis based on the single central reader, as shown in Figure 8 below.

Figure 8: New Analysis of Cohort 7 Histology Slides By a Panel of Three Experts

Pegozafermin also demonstrated beneficial effects in the subset of patients with F4 stage fibrosis as shown in Figure 9 below.

Figure 9: Pegozafermin Effects in Fibrosis Stage F4 Patients

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

Figure 10: Non-Invasive Tests (NITs) [marker of]

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

*** p<0.001

1 Changes from baseline ≥ 30% and ≥ 50% have been correlated with NASH improvement

2 ALT changes ≥ 17 U/L have been correlated with histological improvement

3 In patients with elevated ALT as defined by ≥ 30 U/L in women and ≥ 40 U/L in men (n=14)

4 FAST score is a composite of imaging and blood markers and measured on 0-1 scale, a score ≤ 0.35 predicts Fibrosis Stage F0/F1 and NAS < 4

5 VCTE is a Fibroscan assessment, > 20% reduction has been correlated with fibrosis improvement

6 Pro-C3 is a blood-based measurement, > 15% reduction has been correlated with fibrosis improvement

In addition to significant improvement in liver health, treatment with pegozafermin also had significant positive effects on glycemic control, lipids, adiponectin, and body weight.

Figure 11: Cardio-Metabolic Endpoints

Mean change from baseline at Week 20
HbA1c absolute change[1]	-0.9%**
Triglycerides[2]	-32%***
LDL-C	-13%*
HDL-C	+23%***
Adiponectin	+88%***
Body Weight	-4%***

*p<0.05; **p<0.01; ***p<0.001

1 In patients with HbA1c ≥ 6.5% at baseline (n=10); patients were all on concomitant diabetes medications

2 In patients with elevated triglycerides at baseline (n=11); reduction was -26% across total population

In 83 patients treated with pegozafermin across the full Phase 1b/2a trial in cohorts 1 to 7, pegozafermin continues to be generally well tolerated with a favorable safety profile. There have been no drug-related serious adverse events and only one treatment-related discontinuation. Pooled pegozafermin treatment related adverse events in greater than or equal to 10% of patients were increased appetite (13% vs 0% placebo), diarrhea (13% vs 11% placebo), and nausea (12% vs 11% placebo). Most of the GI adverse events were mild and of short duration. A few mild injection site reactions were reported and there were no tremors and no hypersensitivity adverse events observed. Pegozafermin had no adverse effects on blood pressure or heart rate.

Phase 2b (ENLIVEN) Trial in Fibrosis Stage 2 or 3 NASH Patients

ENLIVEN is a multicenter, randomized, double-blind, placebo-controlled Phase 2b trial in biopsy-confirmed NASH patients with fibrosis stage 2 or 3 and NAS ≥ 4. The trial enrolled a total of 219 patients who receive either a weekly dose (15 mg or 30 mg) or an every two-week dose (44 mg) of pegozafermin in a liquid formulation or placebo for 24 weeks with a randomization schema of 4: 4: 2.5: 1 (placebo: 30 mg QW: 44 mg Q2W: 15 mg QW). All patients will continue treatment in a blinded extension phase for 24 weeks for a total treatment period of 48 weeks, with some of the placebo patients re-randomized to receive pegozafermin in the extension phase. The primary analysis will evaluate the effect of pegozafermin on the two FDA approvable histology endpoints 1-point fibrosis improvement with no worsening of NASH and NASH resolution with no worsening of fibrosis and will include patients who met histologic entry criteria F2/F3 patients and NAS ≥ 4 based on the three-panel consensus read of biopsies at baseline to ensure consistency between baseline and end of treatment biopsy reading methods. This three-panel consensus read was instituted after receipt of data from the expansion cohort of the Phase 1b/2a trial (cohort 7) to address biopsy reading variability and increase the likelihood of showing the true benefit of pegozafermin while maintaining adequate study power. Prior to this change, biopsy entry criteria for ENLIVEN was based on a single reader. We expect to report topline data in March 2023.

Pegozafermin Clinical Development in SHTG

In June 2022 we reported positive topline results from the ENTRIGUE Phase 2 trial of pegozafermin in SHTG patients. ENTRIGUE was a randomized, double-blind, placebo-controlled trial that enrolled a total of 85 SHTG patients either on stable background therapy (55% - statin/statin combos, and/or prescription fish oil, and/or fibrates) or not on any background therapy treated weekly (9 mg, 18 mg or 27 mg) or every two weeks (36 mg) with pegozafermin or placebo over an eight-week treatment period. The trial enrolled an advanced population of patients with high risk of cardiovascular disease as evidenced by mean baseline values of treated patients with TGs of 733 mg/dL, non-HDL-C of 211 mg/dL, 43.5% with HbA1c ≥ 6.5%, and liver fat content of 20.1%. The primary endpoint was the percentage change in fasting triglyceride levels from baseline.

As shown in Figure 12 below, results demonstrated statistically significant reductions in median triglycerides from baseline across all dose groups treated with pegozafermin compared to placebo after 8 weeks. Additionally, as shown in Figure 13 below, results were consistent in patients not on background therapy or on background therapy (consistent results on statins or statin combos, prescription fish oils, and fibrates) and across various subgroups, including those with the greatest disease burden, such as Type 2 diabetes and baseline TG levels ≥ 750 mg/dL.

Figure 12: Median Percent Change in Triglycerides from Baseline at Week 8

Dosing group	Median TG reduction
Placebo (n=18)	-12%
9 mg QW (n=16)	-57%***
18 mg QW (n=17)	-56%***
27 mg QW (n=18)	-63%***
36 mg Q2W (n=16)	-36%*

* p<0.05; *** p<0.001 versus placebo based on Wilcoxon Rank-Sum Test

Figure 13: Median Percent Change in Triglycerides from Baseline at Week 8

Dosing group	Patients on background therapy[1]	Patients not on background therapy
Placebo	-18%	5%
9 mg QW	-59%	-50%
18 mg QW	-56%	-59%
27 mg QW	-68%	-62%
36 mg Q2W	-45%	-21%

1. Background therapy defined as concomitant lipid modifying therapy

Patients on background therapy: placebo (n=11), 9 mg QW (n=8), 18 mg QW (n=9), 27 mg QW (n=10), 36 mg Q2W (n=8)

Patients not on background therapy: placebo (n=6), 9 mg QW (n=8), 18 mg QW (n=8), 27 mg QW (n=6), 36 mg Q2W (n=8)

Responder analysis on primary endpoint of TG reduction demonstrated:

•
A significantly higher proportion of patients reached the initial treatment goal of reducing TG < 500 mg/dL on pooled pegozafermin vs. placebo (80% vs. 29%; p<0.001).
•
Treatment with 27 mg QW resulted in a significantly higher proportion of patients achieving TG normalization (< 150 mg/dL) vs. placebo (31% vs. 0%; p<0.05) and
•
Greater proportion of patients achieved significant TG reduction of ≥ 50% from baseline vs. placebo (75% vs. 6%; p<0.001).

Pegozafermin treatment also resulted in significant improvements compared to placebo (mean percent change from baseline) and clinically meaningful changes on an absolute basis in non-HDL-C and apo B that are key markers of cardiovascular risk (absolute change from baseline of 55 mg/dL and 22 mg/dL in non-HDL-C and apo B respectively with 27 mg QW dose). As shown in Figure 14 below, patients treated across all doses with pegozafermin also demonstrated an improvement in HDL-C and no change in LDL-C vs. placebo.

Figure 14: Mean Percent Change in non-HDL-C and apo B from Baseline at Week 8

Dosing group	non-HDL-C	apo B
Placebo	-3%	-1%
9 mg QW	-14%	-11%
18 mg QW	-22%**	-14%*
27 mg QW	-29%***	-18%**
36 mg Q2W	-9%	-1%

* p<0.05; ** p<0.01; *** p<0.001 versus placebo based on MMRM analysis

Pegozafermin treatment resulted in a mean relative reduction in liver fat from baseline at week 8 across all dose groups versus placebo in the sub-study of patients with MRI-PDFF. The results are summarized in Figure 15 below.

Figure 15: Mean Relative Reduction in Liver Fat vs. Baseline at Week 8 in Sub-study

Dosing group	MRI-PDFF
Placebo (n=6)	-5%
9 mg QW (n=3)	-55%*
18 mg QW (n=5)	-38%
27 mg QW (n=7)	-44%
36 mg Q2W (n=2)	-37%

* p<0.05 versus placebo based on ANCOVA analysis

•
A significant proportion of patients responded to therapy with up to 88% and 41% of treated patients vs. 0% of placebo patients achieving a ≥ 30% or a ≥ 50% reduction in liver fat versus baseline, respectively.
•
Results also demonstrated a significant reduction in liver enzymes and an improvement in glycemic control markers in pegozafermin treated patients.

Pegozafermin continues to be generally well tolerated with a favorable safety profile across doses consistent with prior studies. In ENTRIGUE, the most commonly reported treatment-related adverse events were nausea, diarrhea and injection site reactions, all which were classified as mild or moderate. No tremors or transaminase elevation adverse events were observed. There were no drug-related serious adverse events and two Grade 2 treatment-related discontinuations.

We received feedback from the FDA supporting the advancement of pegozafermin into Phase 3. The FDA agreed that the pre-clinical and clinical data package support the advancement of pegozafermin into Phase 3 with the proposed primary endpoint of reduction in triglycerides from baseline without the need for a clinical outcome study. The FDA also agreed to the proposed doses and proposed secondary endpoints and were generally aligned with other trial parameters. Since SHTG is a common, chronic condition and pegozafermin is a novel investigational biologic therapy, the agency recommended conducting two Phase 3 trials in SHTG, each of one year duration as part of the efficacy and safety database required to support the registration package. We have incorporated the agency’s feedback into our protocol and plan to initiate the first of two recommended Phase 3 trials in SHTG in the second quarter of 2023. The primary endpoint in the planned Phase 3 trials is anticipated to be assessed at week 26.

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

In April 2018, we also entered into a Reagent Supply and Technology Transfer Agreement, under which Teva supplied us with certain reagents required for the glycoPEGylation process that are necessary for our development and commercialization of pegozafermin, and transfer to us certain know-how required for the production of such reagents. This agreement expired in accordance with its terms on December 31, 2022. We transferred the manufacturing of such reagents to new suppliers prior to the end of 2022.

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

The process required by the FDA before biologic product candidates may be marketed in the United States is expensive and time-consuming. Generally, this process involves completing pre-clinical laboratory studies before the FDA will allow human clinical trials to commence. We are then required to complete human clinical trials to demonstrate that a product candidate is safe and effective. Following the completion of these clinical trials, we are required to prepare and submit a biologics license application (“BLA”), which presents the FDA with detailed clinical and safety data, as well as manufacturing data. As part of the review of a BLA, the FDA may inspect manufacturing facilities to assure the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and may also inspect selected clinical investigation sites to assess compliance with current Good Clinical Practices (“cGCP”). This process takes many years from inception through filing of a BLA application and the likelihood of success is highly uncertain.

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

Expedited Programs for Serious Conditions

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs and biologics to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval. These programs can significantly reduce the time it takes for the FDA to review a BLA, but they do not guarantee that a product will receive FDA approval. Even if a product qualifies initially, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review will not be shortened. The Consolidated Appropriations Act 2023 strengthens the FDA’s authority to require and regulate post-approval studies of accelerated approval drugs and to expedite the rescission of accelerated approval based on these post-approval studies.

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

As discussed below, the Inflation Reduction Act of 2022 (“IRA”) is a significant new law that intends to foster generic and biosimilar competition and to lower drug and biologic costs.

Other U.S. Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the federal Anti-Kickback Statute (“AKS”), the federal False Claims Act (“FCA”), the Health Insurance Portability and Accountability Act (“HIPAA”) and similar foreign, federal and state fraud, abuse and transparency laws.

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

The federal false claims laws, including the FCA, which imposes significant penalties and can be enforced by private citizens through civil qui tam actions, and civil monetary penalty laws prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of federal government funds, including federal healthcare programs, such as Medicare and Medicaid. Pharmaceutical and other healthcare companies have been prosecuted under these laws for engaging in a variety of different types of conduct that caused the submission of false claims to federal healthcare programs. Under the AKS, for example, a claim resulting from a violation of the AKS is deemed to be a false or fraudulent claim for purposes of the FCA. The FCA imposes mandatory treble damages and per-violation civil penalties up to approximately $25,000.

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

The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs and biologics covered by Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other transfers of value made to various healthcare professionals including physicians, physician assistants, nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. The IRA provides CMS with significant new authorities intended to curb drug costs and to encourage market competition. For the first time, CMS will be able to directly negotiate prescription drug prices and to cap out-of-pocket costs. Each year, CMS will select and negotiate a preset number of high-spend drugs and biologics that are covered under Medicare Part B and Part D that do not have generic or biosimilar competition. These price negotiations will begin in 2023. The IRA also provides a new “inflation rebate” covering Medicare patients that will take effect in 2023 and is intended to counter certain price increases in prescriptions drugs. The inflation rebate provision will require drug manufacturers to pay a rebate to the federal government if the price for a drug or biologic under Medicare Part B and Part D increases faster than the rate of inflation. To support biosimilar competition, beginning in October 2022, qualifying biosimilars whose average sales price (“ASP”) is less than the ASP of its biologic reference product may receive a Medicare Part B payment increase for a period of five years. Separately, if a biologic drug for which no biosimilar exists delays a biosimilar’s market entry beyond two years, CMS will be authorized to subject the biologics manufacturer to price negotiations intended to ensure fair competition. Notwithstanding these provisions, the IRA’s impact on commercialization and competition remains largely uncertain.

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

We anticipate that the Affordable Care Act will continue to result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

In addition, further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted.

Notwithstanding the Inflation Reduction Act, continued legislative and enforcement interest exist in the United States with respect to specialty drug pricing practices. Specifically, we expect regulators to continue pushing for transparency to drug pricing, reducing the cost of prescription drugs under Medicare, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs.

Drug and Biologic Development Process in the European Union

The conduct of clinical trials in the EU is governed by the EU Clinical Trials Regulation (EU) No. 536/2014 (“CTR”) which entered into force on January 31, 2022. Under the CTR, a sponsor will be able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal. One national regulatory authority (the reporting EU member state proposed by the applicant) will take the lead in validating and evaluating the application consult and coordinate with the other concerned member states. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned member states. However, a concerned EU member state may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such member state. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database.

National laws, regulations and the applicable Good Clinical Practice (“GCP”) and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on Good Clinical Practice and the ethical principles that have their origin in the Declaration of Helsinki.

During the development of a medicinal product, the European Medical Agency (“EMA”) and national regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use (“CHMP”) on the recommendation of the Scientific Advice Working Party (“SAWP”). A fee is incurred with each scientific advice procedure, but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future Marketing Authorization Application (“MAA”) of the product concerned.

Drug Marketing Authorization in the European Union

In the EU and in Iceland, Norway and Liechtenstein (together the European Economic Area or “EEA”), after completion of all required clinical testing, pharmaceutical products may only be placed on the market after obtaining a Marketing Authorization (“MA”). To obtain an MA of a drug under European Union regulatory systems, an applicant can submit an MAA through, amongst others, a centralized or decentralized procedure.

The centralized procedure provides for the grant of a single MA by the European Commission (“EC”) that is valid for all EU Member States and, after respective national implementing decisions, in the three additional EEA Member States. The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (“ATMP”) and medicinal products with a new active substance indicated for the treatment of certain diseases (AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases). For medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a marketing authorization through the centralized procedure.

Under the centralized procedure, the Committee for Medicinal Products for Human Use (“CHMP”), established at the EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated assessment might be granted by the CHMP in exceptional cases when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. On request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. However, the EC has final authority for granting the MA within 67 days after receipt of the CHMP opinion.

The decentralized procedure permits companies to file identical MA applications for a medicinal product to the competent authorities in various EU Member States simultaneously if such medicinal product has not received marketing approval in any EU Member State before. This procedure is available for pharmaceutical products not falling within the mandatory scope of the centralized procedure. The competent authority of a single EU Member State, known as the reference EU Member State, is appointed to review the application and provide an assessment report. Under this procedure, an applicant submits an application based on identical dossiers and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference EU Member State and concerned EU Member States. The reference EU Member State prepares a draft assessment report and drafts of the related materials within 120 days after receipt of a valid application. Subsequently each concerned EU Member State must decide whether to approve the assessment report and related materials. If an EU Member State cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the EC, whose decision is binding for all EU Member States.

All new MAAs must include a Risk Management Plan (“RMP”), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. RMPs and Periodic Safety Update Reports (“PSURs”) are routinely available to third parties requesting access, subject to limited redactions.

Marketing Authorizations have an initial duration of five years. After these five years, the authorization may subsequently be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the EC or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with only one additional five-year renewal. Applications for renewal must be made to the EMA at least nine months before the five-year period expires.

Data and Market Exclusivity in the European Union

As in the United States, it may be possible to obtain a period of market and/ or data exclusivity in the EU that would have the effect of postponing the entry into the marketplace of a competitor’s generic, hybrid or biosimilar product (even if the pharmaceutical product has already received a MA) and prohibiting another applicant from relying on the MA holder’s pharmacological, toxicological and clinical data in support of another MA for the purposes of submitting an application, obtaining MA or placing the product on the market. New Chemical Entities (“NCE”) approved in the EU qualify for eight years of data exclusivity and 10 years of marketing exclusivity.

An additional non-cumulative one-year period of marketing exclusivity is possible if during the data exclusivity period (the first eight years of the 10-year marketing exclusivity period), the MA holder obtains an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies.

The data exclusivity period begins on the date of the product’s first MA in the EU. After eight years, a generic product application may be submitted and generic companies may rely on the MA holder’s data. However, a generic product cannot launch until two years later (or a total of 10 years after the first MA in the EU of the innovator product), or three years later (or a total of 11 years after the first MA in the EU of the innovator product) if the MA holder obtains MA for a new indication with significant clinical benefit within the eight-year data exclusivity period. Additionally, another noncumulative one-year period of data exclusivity can be added to the eight years of data exclusivity where an application is made for a new indication for a well-established substance, provided that significant pre-clinical or clinical studies were carried out in relation to the new indication. Another year of data exclusivity may be added to the eight years, where a change of classification of a pharmaceutical product has been authorized on the basis of significant pre-trial tests or clinical trials (when examining an application by another applicant for or holder of market authorization for a change of classification of the same substance the competent authority will not refer to the results of those tests or trials for one year after the initial chance was authorized).

Products may not be granted data exclusivity since there is no guarantee that a product will be considered by the European Union’s regulatory authorities to include a NCE. Even if a compound is considered to be a NCE and the MA applicant is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the medicinal product if such company can complete a full MAA with their own complete database of pharmaceutical tests, preclinical studies and clinical trials and obtain MA of its product.

European Data Laws

The collection and use of personal health data and other personal data in the EU is governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”) and related data protection laws in individual EU Member States.

The GDPR imposes a number of strict obligations and restrictions on the ability to process (processing includes collecting, analyzing and transferring) personal data of individuals, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR includes requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the notification obligations to the national data protection authorities, and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to health, genetic and biometric data through their national legislation.

In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the EU/EEA that are not considered by the EC to provide an adequate level of data protection (including the United States). Appropriate safeguards are required to enable such transfers.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater, other administrative penalties and a number of criminal offenses (punishable by uncapped fines) for organizations and, in certain cases, their directors and officers, as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EU. Guidance developed at both the EU level and at the national level in individual EU Member States concerning implementation and compliance practices are often updated or otherwise revised.

Furthermore, there is a growing trend towards the required public disclosure of clinical trial data in the EU, which adds to the complexity of obligations relating to processing health data from clinical trials. Such public disclosure obligations are provided in the new EU CTR, EMA disclosure initiatives and voluntary commitments by industry. Failing to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results. The uncertainty regarding the interplay between different regulatory frameworks, such as the CTR and the GDPR, further adds to the complexity that we face with regard to data protection regulation.

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

If pegozafermin is approved for the treatment of NASH, future competition could also arise from select products currently in development, including: Firsocostat/GS-0976, an ACC inhibitor, and Cilofexor/GS-9674, an FXR agonist, from Gilead Sciences, Inc.; Ervogastat/PF-06865571, a DGAT2 inhibitor, and Clesacostat/PF-05221304, an ACC inhibitor from Pfizer Inc.; Ocaliva, an FXR agonist from Intercept Pharmaceuticals, Inc.; Resmetirom, a beta-thyroid hormone receptor agonist from Madrigal Pharmaceuticals, Inc.; VK2809, a beta-thyroid hormone receptor agonist from Viking Therapeutics, Inc.; Aldafermin, an FGF19 analog from NGM Biopharmaceuticals, Inc.; Efruxifermin, a FGF21 analog from Akero Therapeutics, Inc.; Belapectin, a Galectin-3 inhibitor from Galectin Therapeutics Inc.; Semaglutide, a GLP-1 receptor agonist from Novo Nordisk A/S; Pemvidutide/ALT-801, a dual GLP-1/glucagon agonist from Altimmune; Tirzepatide, a dual GIP/GLP-1 receptor agonist from Eli Lilly and Company; Lanifibranor, a PPAR alpha/delta/gamma agonist from Inventiva; NNC0194-0499, an FGF21 analog from Novo Nordisk; and BOS-580, an FGF21 analog from Boston Pharmaceuticals.

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

Northway Biotechpharma (“BTPH”) is currently our sole source supplier for pegozafermin. Any reduction or halt in supply of drug substance from BTPH could limit our ability to develop pegozafermin until a replacement contract manufacturer is found and qualified. We are working with BTPH and a second CMO currently based in China (with plans to expand into the United States) on process optimization to support large-scale production for future trials and commercialization.

We have successfully developed a new refrigerated liquid formulation. This formulation is approved by the FDA and is currently in use in our trials. We are currently developing an additional liquid formulation at various concentrations in Pre-Filled Syringe (“PFS”). In addition, we have entered into a contract with a commercial fill vendor.

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

FGF21 Patents

Our FGF21 patent portfolio includes six families:

The first family is entitled “Remodeling and GlycoPEGylation of Fibroblast Growth Factor (FGF)”. This patent family provides granted patent protection in 39 countries around the globe, including the United States (U.S. Patent Number 9,200,049, expiry date: June 25, 2028; and U.S. Patent Number 10,874,714, expiry date: October 10, 2028), Canada, Europe (broadly), and Japan (latter three expire October 31, 2025) for FGF21 conjugates comprising a variety of modifying groups that can be attached at several different amino acid positions. GlycoPEGylated FGF21 is specifically claimed. The granted claims broadly protect our lead drug candidate pegozafermin and pharmaceutical compositions thereof, as well as methods for making and using pegozafermin to treat FGF21 deficiency in a patient in need thereof.

The second family is entitled “Mutant FGF-21 Peptide Conjugate and Uses Thereof” and is specifically directed to pegozafermin. The Patent Cooperation Treaty (“PCT”) Patent Application for this family was filed on September 4, 2018 (PCT/IB2018/00112). A U.S. Prioritized Examination Continuation Patent Application (Application Serial No. 16/225,640) was filed on December 19, 2018 as a continuation of PCT/IB2018/0112 and from which U.S. Patent Number 10,407,479 was issued on September 10, 2019. The term of the U.S. Patent Number 10,407,479 is September 4, 2038. The issued claims are directed to pegozafermin and a defined genus specifically encompassing pegozafermin and compositions thereof (including site-specific mutations at positions 173 and 176), as well as methods for making and using pegozafermin for a variety of therapeutic indications. Such indications include methods for treating NASH or metabolic syndrome. Subjects where there is a need to reduce blood glucose or to reduce HbA1C include those afflicted with diabetes Type 2, NASH and metabolic syndrome. The claims encompass different therapeutic regimens for administering pegozafermin (e.g., once a week or once every two weeks), which regimens are based on pegozafermin’s surprisingly long half-life in vivo. This patent family provides granted patent protection of pegozafermin in 24 ex-United States jurisdictions around the globe: Australia, Canada, China, Europe (broadly), Israel, Japan, Korea and Hong Kong (expiry date: September 4, 2038). One U.S. Patent Application and one China Patent Application are pending in this family.

The third family is entitled “Methods Of Treatment Using Mutant FGF-21 Peptide Conjugates”. This patent family provides granted patent protection in United States (U.S. Patent Number 11,427,623). The term of the U.S. Patent Number 11,427,623 is September 4, 2038. One U.S. Patent Application is pending in this family.

The fourth family is entitled “Methods for promoting weight loss”. A PCT application was filed January 29, 2021 (PCT/IB2021/000044) with claims directed towards method to reduce total body weight, body fat content and/or BMI. A United States National phase application was filed July 20, 2022. This patent application has not yet been published.

The fifth family is entitled “Liquid Formulations Comprising Mutant FGF-21 Peptide Pegylated Conjugates” with claims directed to on stable liquid formulation of FGF21. A PCT Patent Application for this family was filed on March 10, 2022. A U.S. Prioritized Examination Patent Application was filed on March 10, 2022. We will continue to file patent applications to cover various formulations of FGF21.

The sixth family is entitled “Chemical Synthesis of Cytidine-5'-Monophospho-N-Glycyl-Sialic Acid” with claims directed to the chemical synthesis of Cytidine-5'-Monophospho-N-Glycyl-Sialic Acid. A PCT Patent Application for this family was filed on December 20, 2022.

We expect to continue to file patent applications to cover method of treating different indications.

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

Employees

As of December 31, 2022, we had 45 full-time employees, of which 33 employees are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

We are an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, less extensive disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation, and exemptions from stockholder approval of any golden parachute payments not previously approved. We may also elect to take advantage of other reduced reporting requirements in future filings. As a result, our stockholders may not have access to certain information that they may deem important and the information that we provide to our stockholders may be different than, and not comparable to, information presented by other public reporting companies. We could remain an emerging growth company until the earlier of (1) the last day of the year following the fifth anniversary of the completion of our initial public offering (“IPO”), (2) the last day of the year in which we have total annual gross revenue of at least $1.235 billion, (3) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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
•
Our Loan and Security Agreement contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay any outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation.
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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. We commenced operations in 2018, and to date, our operations have been focused on organizing and staffing our company, raising capital, acquiring our initial product candidate, pegozafermin, licensing certain related technology, conducting research and development activities, including preclinical studies and clinical trials, and providing general and administrative support for these operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect and/or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale, we have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. We have limited experience as a company conducting clinical trials and no experience as a company commercializing any products.

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

We are not profitable and have incurred net losses since our inception. Consequently, predictions about our future success or viability may not be as accurate as they would be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. We have spent, and expect to continue to spend, significant resources to fund research and development of, and seek regulatory approvals for, pegozafermin and any future product candidates. We expect to incur substantial and increasing operating losses over the next several years as our research and development, clinical trials and manufacturing activities increase. In addition, because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our product candidates may not advance or may take longer than expected to advance through development or may not achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or if or when we will achieve or maintain profitability. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. The net losses we incur may fluctuate significantly from quarter-to-quarter such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Even if we eventually generate product revenue, we may never be profitable and, if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We will require additional capital to discover, develop, obtain regulatory approval for and commercialize pegozafermin and any future product candidates. Our ability to complete new and ongoing clinical trials for pegozafermin may be subject to our ability to raise additional capital. We do not have any committed external source of funds other than as a result of any sales that we may make pursuant to the Sales Agreement for our ATM Facility (defined below) and proceeds from our 2023 Loan Agreement, which are subject to the achievement of certain milestones and/or consent of the lenders. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small biotechnology companies, like 89bio, and broader macroeconomic factors may preclude us from successfully raising additional capital.

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

Our business and its operations, including but not limited to our research and development activities, have been adversely affected by health epidemics in regions where we have business operations, and such health epidemics have caused and could continue to cause significant disruption in the operations of third parties upon whom we rely. In response to COVID-19, we have implemented hybrid work policy. The effects of which may negatively impact our growth, including our ability to recruit and onboard new employees, and productivity.

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

The COVID-19 pandemic continues to evolve. The ultimate impact of the COVID-19 pandemic or a similar public health emergency is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on the operation of and results from our clinical trials and on our other business operations, including preventing or delaying approval for pegozafermin.

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

The timely completion of clinical trials largely depends on patient enrollment. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our future clinical trials, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Furthermore, there are inherent difficulties in diagnosing NASH, which can currently only be definitively diagnosed through a liver biopsy, and identifying SHTG patients. Specifically, identifying patients most likely to meet NASH enrollment criteria on biopsy is an on-going challenge, with existing clinical indicators lacking both sensitivity and specificity. As a result, NASH trials often suffer from high levels of screen failure following central review of the baseline liver biopsy, which can lead to lower enrollment. As a result of such difficulties and the significant competition for recruiting NASH and SHTG patients in clinical trials, we or our future collaborators may be unable to enroll the patients we need to complete clinical trials on a timely basis, or at all. We plan to leverage the safety database from the SHTG Phase 3 program across both the SHTG and NASH indications. If we are not able enroll enough patients in our trials sufficient to support the safety database, our ability to advance the development of pegozafermin may be adversely affected.

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

Teva supplied us with certain reagents until December 31, 2022. We transferred the manufacturing of such reagents to new suppliers prior to the end of 2022. Any significant delay in the acquisition or decrease in the availability of these raw materials from suppliers could considerably delay the manufacture of pegozafermin, which could adversely impact the timing of any planned trials or the regulatory approvals of pegozafermin.

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

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop our product candidates and commercialize any products that receive regulatory approval on a timely basis. Supply chain issues, including those resulting from the COVID-19 pandemic and the ongoing war in Ukraine, may affect our third-party vendors and cause delays. Furthermore, since we have engaged a manufacturer located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. For example, in the event that we need to switch our third-party manufacturer of pegozafermin from BTPH, which is our sole manufacturing source for pegozafermin, we anticipate that the complexity of the glycoPEGylation manufacturing process may materially impact the amount of time it may take to secure a replacement manufacturer. The delays associated with the verification of a new manufacturer, if we are able to identify an alternative source, could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

We are also developing pegozafermin for the treatment of SHTG. Clinical trials for the treatment of SHTG may be relatively costly and time-consuming. In addition, the requirements for approval by the FDA and comparable foreign regulatory authorities may change over time. If the FDA disagrees with our trial and program design for our planned Phase 3 program for SHTG or requires additional evidence to support a successful submission for approval, we may be required to make changes to our program design that could impact timelines and cost.

Our anticipated development costs would likely increase if development of pegozafermin or any future product candidate is delayed because we are required by the FDA to perform studies or trials in addition to, or different from, those that we currently anticipate, or make changes to ongoing or future clinical trial designs. In addition, if we are unable to leverage our safety database for both SHTG and NASH indications, we may be required to perform additional trials, which would result in increased costs and may affect the timing or outcome of our clinical trials.

Lack of efficacy, adverse events or undesirable side effects may emerge in clinical trials conducted by third parties developing FGF product candidates, which could adversely affect our stock price, our ability to attract additional capital and our development program.

Lack of efficacy, adverse events or undesirable side effects may emerge in clinical trials conducted by third parties developing FGF product candidates like ours. For example, Novo Nordisk, Akero Therapeutics, Inc. and Boston Pharmaceuticals are also developing FGF21 product candidates for the treatment of NASH. We have no control over their clinical trials or development program, and lack of efficacy, adverse events or undesirable side effects experienced by subjects in their clinical trials could adversely affect our stock price, our ability to attract additional capital and our clinical development plans for pegozafermin or even the viability or prospects of pegozafermin as a product candidate, including by creating a negative perception of FGF therapeutics by healthcare providers or patients.

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

To date, pegozafermin has been manufactured by a single third-party manufacturer, BTPH, solely for preclinical studies and clinical trials. The process of manufacturing pegozafermin, and in particular, the glycoPEGylation process, is complex, highly regulated and subject to several risks and requires significant expertise and capital investment, including for the development of advanced manufacturing techniques and process controls. Manufacturers of biologic products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot assure you that any stability or other issues relating to the manufacture of pegozafermin will not occur in the future. We have limited process development capabilities and have access only to external manufacturing capabilities. We do not have and we do not currently plan to acquire or develop the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical trials or commercialization.

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

Unstable market and economic conditions, inflation, increases in interest rates, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical events, such as the crisis in Ukraine, or other macroeconomic conditions, may have serious adverse consequences on our business and financial condition.

The global economy, including credit and financial markets, have experienced extreme volatility and disruptions at various points over the last few decades, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine and the rising tensions between China and Taiwan have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our service providers, manufacturers or other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

We have experienced and may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.

The 2023 Loan Agreement contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay any outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation.

Pursuant to the 2023 Loan Agreement, we have pledged substantially all of our assets, other than our intellectual property rights, and have agreed that we may not sell or assign rights to our patents and other intellectual property without the prior consent of our lenders. Additionally, the 2023 Loan Agreement contains certain affirmative and negative covenants that could prevent us from taking certain actions without the consent of our lenders. These covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders. The 2023 Loan Agreement also includes customary events of default, including, among other things, an event of default upon a change of control. Upon the occurrence and continuation of an event of default, all amounts due under the 2023 Loan Agreement become automatically (in the case of a bankruptcy event of default) or may become (in the case of all other events of default and at the option of the administrative agent), immediately due and payable. If an event of default under the 2023 Loan Agreement should occur and be continuing, we could be required to immediately repay any outstanding indebtedness. If we are unable to repay such debt, the lenders would be able to foreclose on the secured collateral, including our cash accounts, and take other remedies permitted under the 2023 Loan Agreement. Even if we are able to repay such accelerated debt amount under the 2023 Loan Agreement upon an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned.

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

We are developing new presentations for the liquid formulation of pegozafermin and we may be unsuccessful. Any changes in methods of product candidate manufacturing may result in the need to perform new clinical trials or obtain new drug product, which would require additional costs and cause delay.

We are developing a pre-filled syringe and plan to begin development of a pen-type autoinjector to deliver the liquid formulation of pegozafermin. Any formulation and presentation intended for commercialization is subject to regulatory approval. While the FDA has approved our new drug product formulation, there is no assurance that we will be successful in developing and receiving approval of a pre-filled syringe or an autoinjector on a timely basis or at all, any of which could impede our development and commercialization strategy for pegozafermin. In addition, there is no assurance comparable foreign regulatory authorities will approve our new drug product formulation. The FDA or other comparable foreign regulatory authorities could require nonclinical studies or clinical trials to support introduction of any new formulation, pre-filled syringe and autoinjector, which could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase our clinical trial costs, delay approval of pegozafermin and jeopardize our ability to commence product sales and generate revenue from pegozafermin, if approved.

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

Our use of our international facilities subjects us to U.S. and foreign governmental trade, import and export, and customs regulations and laws, including various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls and the U.S. Export Administration Regulations. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Doing business internationally potentially involves a number of risks, any of which could harm our ongoing international clinical operations and supply chain, as well as any future international expansion and operations and, consequently, our business, financial condition, prospects and results of operations.

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

In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. Our internal technology systems and infrastructure, and those of our current or future third-party collaborators, service providers, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access or use resulting from malware, natural disasters, terrorism, war and telecommunication and electrical failures, denial-of-service attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks, persons inside our organizations (including employees or contractors), loss or theft, or persons with access to systems inside our organization. From time to time, we are subject to periodic phishing attempts. In the third quarter of 2021, we discovered a business email compromise caused by phishing. The phishing attack did not result in the misappropriation of any funds and we do not believe that it had a material adverse effect on our business. We implemented remedial measures promptly following this incident, however, we cannot guarantee that our implemented remedial measures will prevent additional related, as well as unrelated, incidents. If a material system failure, accident or security breach were to occur and cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in a material disruption of our development programs and significant reputational, financial, legal, regulatory, business or operational harm.

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

The regulatory authorities in the United States and the EU have not approved any products for the treatment of NASH, and while there are guidelines issued by the FDA for the development of drugs for the treatment of NASH, it is unclear whether the requirements for approval will change in the future or whether the FDA will rely on regulatory precedent for future regulatory approvals. Any such changes may require us to conduct new trials that could delay our timeframe and increase the costs of our programs related to pegozafermin or any future product candidate for the treatment of NASH or SHTG. In addition, we cannot be certain which efficacy endpoints or presentation thereof clinical or regulatory agencies may require in a Phase 3 clinical trial of NASH or for approval of our product candidates.

Even if we are able to obtain regulatory approvals for pegozafermin or any future product candidate, if they exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims.

Even if we receive regulatory approval for pegozafermin or any future product candidates, we will have tested them in only a small number of patients during our clinical trials. If our applications for marketing are approved and more patients begin to use our product, new risks and side effects associated with our products may be discovered. As a result, regulatory authorities may revoke their approvals. We have not had any discussions with the FDA regarding a surrogate endpoint or accelerated approval regulations. However, based on recent guidelines issued by the FDA for the development of drugs for the treatment of NASH, if pegozafermin is approved by the FDA based on a surrogate endpoint pursuant to section 506(c) of the Federal Food, Drug, and Cosmetic Act and the accelerated approval regulations (21 C.F.R. part 314, subpart H; 21 C.F.R. part 601, subpart E), consistent with FDA guidance, we will be required to conduct additional clinical trials establishing clinical benefit on the ultimate outcome of NASH. If pegozafermin is approved by the FDA for the treatment of SHTG based on an endpoint of the reduction of triglycerides, the FDA may still require a cardiovascular outcomes study as part of a post-marketing authorization commitment. Such a study would be time-consuming and costly and we cannot guarantee that we will see positive results, which could result in the revocation of the approval. Additionally, we may be required to conduct additional clinical trials, make changes in labeling of our product, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities for pegozafermin and any future product candidates. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such product are revoked. As a result, we may experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for pegozafermin or any future product candidates would substantially harm our business.

Currently, we do not have any product candidates that have received regulatory approval. The time required to obtain approval from the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions. It is possible that none of pegozafermin or any future product candidates will ever obtain regulatory approval. Pegozafermin or any future product candidate could fail to receive regulatory approval from the FDA or comparable foreign regulatory authorities for many reasons, including those referenced in Part I, Item 1. “Business-Government Regulation and Product Approval” in this Annual Report on Form 10-K. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of the product candidate.

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

Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures. Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

Healthcare insurance coverage and reimbursement may be limited or unavailable for our product candidate, if approved, which could make it difficult for us to sell our product candidate or other therapies profitably.

The success of pegozafermin, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, commercial payors, and health maintenance organizations. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.

In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available procedures. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

Risks Relating to Intellectual Property

Our success depends upon our ability to obtain and maintain intellectual property protection for our products and technologies.

Our success will depend in significant part on our current or future licensors’, licensees’ or collaborators’ ability to establish and maintain adequate protection of our owned and licensed intellectual property covering the product candidates we plan to develop, and the ability to develop these product candidates and commercialize the products resulting therefrom, without infringing the intellectual property rights of others. In addition to taking other steps to protect our intellectual property, we hold issued patents, we have applied for patents, and we intend to continue to apply for patents, with claims covering our technologies, processes and product candidates when and where we deem it appropriate to do so. We have filed numerous patent applications both in the United States and in certain foreign jurisdictions to obtain patent rights to inventions we have discovered, with claims directed to compositions of matter, methods of use and other technologies relating to our programs. There can be no assurance that any of these patent applications will issue as patents or, for those applications that do mature into patents, that the claims of the patents will exclude others from making, using or selling our product candidates or products that compete with or are similar to our product candidates. In countries where we have not sought and do not seek patent protection, third parties may be able to manufacture and sell our product candidates without our permission, and we may not be able to stop them from doing so.

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

The market price of our common stock could fluctuate significantly, and you may not be able to resell your shares at or above the price you paid for your shares. Those fluctuations could be based on various factors in addition to those otherwise described in this Annual Report on Form 10-K, including those described in these “Risk Factors.” Any of these factors may result in large and sudden changes in the volume and trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company.

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

Existing stockholders could suffer dilution or be negatively affected by fixed payment obligations we may incur if we raise additional funds through the issuance of additional equity securities, including under the ATM Facility (defined below), or debt. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants or protective rights that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

As of December 31, 2022, our executive officers, directors and other holders of 5% or more of our common stock beneficially owned a majority of our outstanding common stock. As a result, our executive officers, directors and other holders of 5% or more of our common stock, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, executive officers and other holders of 5% or more of our common stock, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

Our ability to use our net operating loss carryforwards and other tax attributes may be limited.

As of December 31, 2022, we had U.S. federal and state net operating loss (“NOL”) carryforwards of $160.9 million and $169.8 million, respectively, which may be available to offset future taxable income. As of December 31, 2022, we also had gross federal tax credits of $4.3 million, which may be used to offset future tax liabilities. These NOLs and tax credit carryforwards will begin to expire in 2040. Use of our NOL carryforwards and tax credit carryforwards depends on many factors, including having current or future taxable income, which cannot be assured. In addition, the Company is currently under examination by the Israeli tax authorities for 2018 and 2019, which could impact our NOL carryforwards.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease office space at 142 Sansome Street, San Francisco, California 94104, which consists of approximately 3,600 square feet. This lease expires on January 14, 2025. We believe that our current space is adequate for our needs. We also believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

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

As of March 3, 2023, there were approximately 6 stockholders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, pegozafermin (previously BIO89-100), a specifically engineered glycoPEGylated analog of fibroblast growth factor 21 (“FGF21”), is currently being developed for the treatment of nonalcoholic steatohepatitis (“NASH”) and for the treatment of severe hypertriglyceridemia (“SHTG”). NASH is a severe form of nonalcoholic fatty liver disease (“NAFLD”), characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma (“HCC”) and death. There are currently no approved products for the treatment of NASH. In 2020 and 2022, we presented positive topline results from cohorts 1 through 6 and cohort 7 respectively, in our Phase 1b/2a trial of pegozafermin in NASH patients which has informed the advancement of our clinical strategy in NASH. We initiated a Phase 2b trial (ENLIVEN) evaluating pegozafermin in fibrosis stage 2 or 3 NASH patients in June 2021. In the ENLIVEN trial, patients receive weekly doses or an every two-week dose of pegozafermin or placebo for 24 weeks followed by a blinded extension phase of an additional 24 weeks for a total treatment period of 48 weeks. ENLIVEN completed enrollment in August 2022 and we are expecting to report topline data from this trial in March 2023. In 2021, we completed a pharmacokinetic study of pegozafermin in NASH patients with compensated cirrhosis (fibrosis stage F4) demonstrating that a 30 mg dose of pegozafermin has similar single-dose pharmacokinetics and pharmacodynamics in F4 as it does in non-cirrhotic NASH. We are currently evaluating the potential opportunity for pegozafermin in these fibrosis stage F4 patients. We are also developing pegozafermin for the treatment of SHTG. In June 2022, we announced positive topline results from the ENTRIGUE Phase 2 trial of pegozafermin in SHTG patients. SHTG is a condition identified by severely elevated levels of triglycerides (≥500 mg/dL), which is associated with an increased risk of NASH, cardiovascular events and acute pancreatitis. The trial met its primary endpoint demonstrating statistically significant and clinically meaningful reductions in triglycerides from baseline and key secondary endpoints. We have received feedback from the FDA supporting the advancement of pegozafermin into Phase 3 and are planning to initiate the first of two recommended Phase 3 trials in the second quarter of 2023. In parallel, we have developed plans to optimize our clinical development program across both indications that would leverage the safety database from our SHTG Phase 3 program to support our NASH program. We expect to finalize these plans after we have reviewed results from the ENLIVEN trial.

We commenced operations in 2018 and have devoted substantially all of our resources to raising capital, acquiring our initial product candidate, identifying and developing pegozafermin, licensing certain related technology, conducting research and development activities (including preclinical studies and clinical trials) and providing general and administrative support for these operations.

As of December 31, 2022, our cash and cash equivalents and short-term available-for-sale securities totaled $188.2 million. Based on our current operating plan, we believe that our cash and cash equivalents and short-term available-for-sale securities as of December 31, 2022, together with the proceeds received in January and February 2023 from our ATM Facility (defined below) and the 2023 Loan Agreement (defined below), will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (“SEC”).

We have incurred net losses since our inception. Our net losses for the year ended December 31, 2022 and 2021 were $102.0 million and $90.1 million, respectively. As of December 31, 2022, we had an accumulated deficit of $315.2 million. We expect to continue to incur significant expenses and increasing operating losses as we advance pegozafermin and any future product candidates through clinical trials, seek regulatory approval for pegozafermin and any future product candidates, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, protect our intellectual property, prepare for and, if approved, proceed to commercialization of pegozafermin and any future product candidates, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Ongoing COVID-19 Pandemic

The ongoing COVID-19 pandemic has disrupted and may continue to disrupt our business and delay our development timeline. The extent to which the COVID-19 pandemic may impact our future operating results and financial condition is uncertain. For more information regarding risks related to the ongoing COVID-19 pandemic, please see the risk factor entitled “The ongoing COVID-19 pandemic has resulted and may in the future result in significant disruptions to our clinical trials or other business operations, which could have a material adverse effect on our business,” in Part I, Item 1A of this Annual Report on Form 10-K.

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

We expect our research and development expenses to increase for the foreseeable future as we continue the development of pegozafermin and continue to invest in research and development activities. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of pegozafermin and any future product candidates is highly uncertain. To the extent that pegozafermin continues to advance into larger and later stage clinical trials, our expenses will increase substantially and may become more variable. The actual probability of success for pegozafermin or any future product candidate may be affected by a variety of factors, including the safety and efficacy of our product candidates, investment in our clinical programs, manufacturing capability and competition with other products. As a result, we are unable to determine the timing of initiation, duration and completion costs of our research and development efforts or when and to what extent we will generate revenue from the commercialization and sale of pegozafermin or any future product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, expenses for outside professional services, including legal, human resource, audit and accounting services, consulting costs and allocated facilities costs. Personnel and related costs consist of salaries, employee benefits and stock-based compensation for personnel in executive, finance, commercial and other administrative functions. Facilities costs consist of rent and maintenance of facilities. We expect our general and administrative expenses to increase for the foreseeable future as we increase the size of our administrative function to support the growth of our business and support our continued research and development activities.

Interest Expense

Interest expense consists of interest expense, accretion of final payment fees and amortization of deferred debt issuance costs related to our term loan facility.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest income including accretion of discount on available-for-sale securities, offset by amortization of premium on available-for-sale securities.

Results of Operations

Year Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$80,796	$70,330	$10,466
General and administrative	21,453	19,413	2,040
Total operating expenses	102,249	89,743	12,506
Loss from operations	(102,249)	(89,743)	(12,506)
Interest expense	(1,922)	(674)	(1,248)
Interest income and other, net	2,164	148	2,016
Income tax (expense) benefit	(19)	147	(166)
Net loss	$(102,026)	$(90,122)	$(11,904)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	Change
Clinical development	$44,683	$29,500	$15,183
Contract manufacturing	19,515	27,584	(8,069)
Personnel-related expenses	15,156	11,725	3,431
Preclinical costs	—	66	(66)
Other expenses	1,442	1,455	(13)
Total research and development expenses	$80,796	$70,330	$10,466

Research and development expenses increased by $10.5 million, or 15%, to $80.8 million, for the year ended December 31, 2022 compared to $70.3 million for the year ended December 31, 2021. The change was primarily due to an increase of $15.2 million in clinical development costs related to our ongoing clinical trials and an increase of $3.4 million in personnel-related costs due to higher headcount and stock-based compensation, partially offset by a $8.1 million decrease in contract manufacturing costs, mainly as a result of the completion of the manufacture of batches to cater to our current supply requirements for our ongoing clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $2.0 million, or 11%, to $21.5 million, for the year ended December 31, 2022 compared to $19.4 million for the year ended December 31, 2021. The change was primarily due to an increase of $1.7 million in personnel-related costs, due to higher headcount and stock-based compensation and an increase of $0.5 million in professional services primarily due to consulting services, partially offset by a decrease of $0.2 million in insurance related costs.

Interest Expense

Interest expense increased by $1.2 million, or 185%, to $1.9 million, for the year ended December 31, 2022 compared to $0.7 million for the year ended December 31, 2021, primarily due to a larger outstanding balance on our term loan facility during the year ended December 31, 2022 as compared to the year ended December 31, 2021, as well as higher interest rates and higher accretion of the final payment fee and amortization of debt issuance costs during the year ended December 31, 2022.

Interest Income and Other, Net

Interest income and other, net increased by $2.0 million to $2.2 million, for the year ended December 31, 2022 compared to $0.1 million, for the year ended December 31, 2021, primarily due to higher cash equivalents and short-term available-for-sale securities in the latter half of 2022 compared to 2021, as well as the impact of favorable interest rates in 2022.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of December 31, 2022, we had available cash and cash equivalents and short-term available-for-sale securities of $188.2 million and an accumulated deficit of $315.2 million.

In March 2021, we entered into a sales agreement (as amended, the “Sales Agreement”) with SVB Securities LLC and Cantor Fitzgerald & Co. (the “Sales Agents”) pursuant to which we may offer and sell up to $75.0 million of shares of our common stock, from time to time, in “at-the-market” offerings (the “ATM Facility”). The Sales Agents are entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. Pursuant to the ATM Facility, in 2021, we received aggregate proceeds of $3.3 million, net of commissions and offering expenses from sales of 186,546 shares of our common stock. During the third quarter of 2022, we received proceeds of $8.4 million, net of commissions from the sales of 1,242,132 shares of our common stock. During the fourth quarter of 2022, we received proceeds of $20.1 million, net of commissions from the sales of 2,706,479 shares of our common stock. In January and February 2023, we received aggregate proceeds of $13.4 million, net of commissions from sales of 968,000 shares of our common stock. In February 2023, we entered into Amendment No. 1 to the Sales Agreement with the Sales Agents, pursuant to which we may offer and sell up to $150.0 million shares of our common stock, from time to time, through the ATM Facility.

In July 2022, we completed an underwritten public offering of our common stock, warrants to purchase shares of our common stock and pre-funded warrants to purchase shares of our common stock and raised aggregate proceeds of $88.2 million, net of underwriting discounts and commissions of $5.7 million and other offering costs of $0.6 million. As of December 31, 2022, warrants to purchase 13,107,360 shares of our common stock at an exercise price of $5.325 per share remain outstanding. Our pre-funded warrants to purchase shares of our common stock are exercisable for a nominal amount.

In January 2023, we executed a loan and security agreement (the “2023 Loan Agreement”) with the lenders named therein (the “Lenders”). The 2023 Loan Agreement provides up to $100.0 million principal in term loans, consisting of a first tranche of $25.0 million that was funded at closing, two subsequent tranches totaling $25.0 million that may be funded upon the achievement of certain time-based, clinical and regulatory milestones, and a fourth tranche of up to $50.0 million that may be funded upon discretionary approval by the Lenders. Additionally, in January 2023, the first tranche of $25.0 million that was funded at closing pursuant to our 2023 Loan Agreement was primarily used to repay our outstanding obligations under our term loan facility, as amended in May 2021 (the

“2021 Loan Agreement”), including the total principal amount outstanding as of December 31, 2022 of $20.0 million, the total final payment fee of $1.0 million and an early prepayment fee of $0.4 million.

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

Based on our research and development plans, we expect that our existing cash and cash equivalents and short-term available-for-sale securities as of December 31, 2022, together with the proceeds received in January and February 2023 from our ATM Facility, and proceeds available from the 2023 Loan Agreement, will be sufficient to fund our operations for a period of at least one year from the date this Annual Report on Form 10-K is filed with the SEC. However, our operating plans and other demands on our cash resources may change as a result of many factors, and we may seek additional funds sooner than planned. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Net cash (used in) provided by
Operating activities	$(81,090)	$(76,781)
Investing activities	(33,943)	7,159
Financing activities	117,831	23,871
Net change in cash and cash equivalents, and restricted cash	$2,798	$(45,751)

Operating Activities

During the year ended December 31, 2022, net cash used in operating activities was $81.1 million, which consisted of a net loss of $102.0 million, partially offset by non-cash charges of $10.4 million and a net change of $10.6 million in our net operating assets and liabilities. The non-cash charges were primarily comprised of $10.4 million in stock-based compensation, $0.8 million in amortization of debt issuance costs and accretion of the final payment fee related to our term loan facility, offset in part by $1.0 million in net accretion of discount on available-for-sale securities. The change in our operating assets and liabilities was primarily due to a $7.4 million increase in accounts payable and accrued expenses and a $3.3 million decrease in prepaid and other current assets due to timing of payments.

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

Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $33.9 million, which consisted primarily of $152.7 million in purchases of available-for-sale securities, offset by $118.8 million in proceeds from sales and maturities of available-for-sale securities.

During the year ended December 31, 2021, net cash provided by investing activities was $7.2 million, which consisted primarily of $148.4 million in proceeds from sales and maturities of available-for-sale securities, offset by $141.2 million in purchases of available-for-sale securities.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $117.8 million, which consisted primarily of net proceeds of $88.2 million from the sale of common stock and warrants from our public offering, net proceeds of $28.5 million pursuant to the sale of common stock from our ATM Facility and $1.1 million in net proceeds from the exercise of warrants to purchase our common stock.

During the year ended December 31, 2021, net cash provided by financing activities was $23.9 million, which consisted of $20.0 million in proceeds from our term loan facility, $3.3 million in net proceeds from the sale and issuance of common stock pursuant to our ATM Facility and $0.6 million in proceeds from the issuance of common stock upon exercise of stock options and employee stock purchase plan purchases.

Contractual Obligations and Commitments

Debt Obligations

As of December 31, 2022, our outstanding total principal amount under our 2021 Loan Agreement was $20.0 million. In January 2023, the first tranche of $25.0 million that was funded at closing pursuant to our 2023 Loan Agreement was primarily used to repay the outstanding obligations under our 2021 Loan Agreement, including the total principal amount outstanding of $20.0 million, the total final payment fee of $1.0 million and an early prepayment fee of $0.4 million.

The term loans under our 2023 Loan Agreement mature on January 1, 2027. The maturity date may be extended to July 1, 2027, provided that the second and third tranches are funded, and we achieve certain other financing milestones. The term loans bear interest equal to the greater of (i) 8.45% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 2.25%. Consecutive monthly payments of interest commence in February 2023 and consecutive monthly payments of principal commence in February 2025, or February 2026 provided that certain extension milestones are achieved.

Other Contractual Obligations and Commitments

Our cash requirements greater than one year related to other contractual obligations and commitments include the following:

In April 2018, we entered into two agreements (the “Teva Agreements”) with Teva Pharmaceutical Industries Ltd (“Teva”) under which we acquired certain patents and intellectual property relating to two programs. Pursuant to the Teva Agreements, we could be obligated to pay Teva up to $67.5 million under each program, for a total of $135.0 million, upon the achievement of certain clinical development and commercial milestones. In addition, we are obligated to pay Teva tiered royalties at percentages in the low-to-mid single-digits on worldwide net sales on all products containing the Teva compounds. As of December 31, 2022, the timing and likelihood of achieving the milestones and generating product sales are uncertain.

We lease office space for our corporate headquarters in San Francisco under a lease that expires in January 2025. As of December 31, 2022, undiscounted future minimum lease payments of $0.4 million remain on our lease.

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

Accrued Research and Development Expenses

We record accrued expenses for estimated preclinical and clinical trial and research expenses related to the services performed but not yet invoiced pursuant to contracts with research institutions, contract research organizations and clinical manufacturing organizations that conduct and manage preclinical studies, and clinical trials, and research services on our behalf. Payments for these services are based on the terms of individual agreements and payment timing may differ significantly from the period in which the services were performed. Our estimates are based on factors such as the work completed, including patient enrollment levels. We monitor patient enrollment levels and related activity to the extent reasonably possible and make judgments and estimates in determining the accrued balance in each reporting period. Our estimates of accrued expenses are based on the facts and circumstances known at the time. If we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. As actual costs become known, we adjust our accrued expenses. To date, we have not experienced significant changes in our estimates of preclinical studies and clinical trial accruals.

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

We use the Black-Scholes option-pricing model to estimate the fair value of stock option awards that requires the use of subjective assumptions to determine the fair value of equity awards. These assumptions include:

•
Expected volatility— Since we have limited trading history for our common stock, expected volatility is estimated based on weighting our volatility and the volatility of comparable publicly traded biotechnology companies during the equivalent period of the calculated expected term of the options granted. We chose comparable companies based on their similar size, stage in the life cycle, or area of specialty. There is a degree of uncertainty in determining a comparable peer group as each of the peers are engaged in varied research and development activities, the timing and progress of which differ within the peer group.

•
Expected term—The expected term of options granted to employees and directors is determined using the “simplified” method. Under this approach, the expected term is presumed to be the midpoint between the weighted-average vesting term and the contractual term of the option. The simplified method makes the assumption that the employee will exercise stock options evenly over the period when the stock options are vested and ending on the date when the stock options would expire. The expected option term for options granted to non-employees is estimated on a grant-by-grant basis.
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

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 89bio, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

San Francisco, California
March 14, 2023

89bio, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$55,255	$52,432
Restricted cash	—	25
Short-term available-for-sale securities	132,905	98,288
Prepaid and other current assets	7,920	11,237
Total current assets	196,080	161,982
Operating lease right-of-use asset	363	—
Property and equipment, net	92	150
Other assets	289	290
Total assets	$196,824	$162,422
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,502	$6,843
Accrued expenses	11,944	10,194
Operating lease liability, current	168	—
Term loan, current	—	2,500
Total current liabilities	24,614	19,537
Operating lease liability, non-current	186	—
Term loan, non-current, net	19,691	16,898
Other non-current liability	501	30
Total liabilities	44,992	36,465
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized as of December 31, 2022 and 2021; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized as of December 31, 2022 and 2021; 50,560,590 and 20,317,204 shares issued and outstanding as of December 31, 2022 and 2021, respectively	51	20
Additional paid-in capital	467,374	339,218
Accumulated other comprehensive loss	(350)	(64)
Accumulated deficit	(315,243)	(213,217)
Total stockholders’ equity	151,832	125,957
Total liabilities and stockholders’ equity	$196,824	$162,422

The accompanying notes are an integral part of these consolidated financial statements.

89bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$80,796	$70,330
General and administrative	21,453	19,413
Total operating expenses	102,249	89,743
Loss from operations	(102,249)	(89,743)
Interest expense	(1,922)	(674)
Interest income and other, net	2,164	148
Net loss before income tax	(102,007)	(90,269)
Income tax (expense) benefit	(19)	147
Net loss	$(102,026)	$(90,122)
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities	(299)	(71)
Foreign currency translation adjustments	13	17
Total other comprehensive loss	$(286)	$(54)
Comprehensive loss	$(102,312)	$(90,176)
Net loss per share, basic and diluted	$(2.93)	$(4.48)
Weighted-average shares used to compute net loss per share, basic and diluted	34,806,349	20,098,340

The accompanying notes are an integral part of these consolidated financial statements.

89bio, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Capital	Loss	Deficit	Equity
Balance as of December 31, 2020	19,931,660	$20	$326,046	$(10)	$(123,095)	$202,961
Issuance of common stock in at-the-market public offerings, net of issuance costs	186,546	—	3,289	—	—	3,289
Issuance of common stock upon exercise of stock options	188,286	—	487	—	—	487
Issuance of common stock upon ESPP purchases	10,712	—	144	—	—	144
Issuance of common stock warrant in connection with term loan facility	—	—	574	—	—	574
Stock-based compensation	—	—	8,678	—	—	8,678
Net loss	—	—	—	—	(90,122)	(90,122)
Other comprehensive loss	—	—	—	(54)	—	(54)
Balance as of December 31, 2021	20,317,204	$20	$339,218	$(64)	$(213,217)	$125,957
Issuance of common stock and warrants in public offering, net of issuance costs	18,675,466	20	88,219	—	—	88,239
Issuance of common stock in at-the-market public offering, net of issuance costs	3,948,611	4	28,449	—	—	28,453
Issuance of common stock upon exercise of warrants	4,202,499	4	1,078	—	—	1,082
Issuance of common stock upon cashless exercise of warrants	3,143,682	3	(3)	—	—	—
Issuance of common stock upon exercise of stock options	151,061	—	305	—	—	305
Issuance of common stock upon ESPP purchases	18,364	—	50	—	—	50
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	103,703	—	(298)	—	—	(298)
Stock-based compensation	—	—	10,356	—	—	10,356
Net loss	—	—	—	—	(102,026)	(102,026)
Other comprehensive loss	—	—	—	(286)	—	(286)
Balance as of December 31, 2022	50,560,590	$51	$467,374	$(350)	$(315,243)	$151,832

The accompanying notes are an integral part of these consolidated financial statements.

89bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(102,026)	$(90,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,356	8,678
Net (accretion) amortization on available-for-sale securities	(980)	865
Amortization of debt issuance costs and accretion of final payment fee	764	617
Non-cash operating lease expense	175	—
Depreciation	65	79
Deferred tax assets	—	(150)
Changes in operating assets and liabilities:
Prepaid and other current assets	3,331	(5,672)
Accounts payable	5,659	4,778
Accrued expenses	1,750	4,146
Operating lease liability	(184)	—
Net cash used in operating activities	(81,090)	(76,781)
Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	118,760	148,422
Purchases of available-for-sale securities	(152,696)	(141,200)
Purchases of property and equipment	(7)	(63)
Net cash (used in) provided by investing activities	(33,943)	7,159
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants in public offering, net of issuance costs	88,239	—
Proceeds from issuance of common stock in at-the-market public offering, net of issuance costs	28,453	3,289
Proceeds from issuance of common stock upon exercise of warrants	1,082	—
Proceeds from issuance of common stock upon exercise of stock options	305	487
Proceeds from issuance of common stock upon ESPP purchases	50	144
Payment of withholding taxes related to restricted stock units	(298)	—
Proceeds from term loan facility, net of issuance costs	—	19,951
Net cash provided by financing activities	117,831	23,871
Net change in cash and cash equivalents, and restricted cash	2,798	(45,751)
Cash and cash equivalents, and restricted cash at beginning of period	52,457	98,208
Cash and cash equivalents, and restricted cash at end of period	$55,255	$52,457
Components of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$55,255	$52,432
Restricted cash	—	25
Total cash and cash equivalents, and restricted cash	$55,255	$52,457
Supplemental disclosures of cash information:
Cash paid for interest	$1,076	$16
Cash paid for operating leases	$234	$—
Supplemental disclosures of noncash information:
Remeasurement of lease liability and right of use asset in connection with lease modification	$338	$—
Issuance of common stock warrant in connection with term loan facility	$—	$574

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

Liquidity

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. To date, the Company has not generated revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses for the foreseeable future until it completes development of its products and seeks regulatory approvals to market such products. The Company had cash and cash equivalents and short-term available-for-sale securities of $188.2 million as of December 31, 2022.

The Company expects that its cash and cash equivalents and short-term available-for-sale securities as of December 31, 2022, together with proceeds received in January and February 2023 from its ATM Facility (see Note 7 and Note 11), and proceeds available from the 2023 Loan Agreement (see Note 6 and Note 11), will be sufficient to fund operating expenses and capital expenditure requirements for a period of at least one year from the date these audited consolidated financial statements are filed with the Securities and Exchange Commission.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Reclassification

Certain prior year amounts in the Company’s consolidated statements of operations and comprehensive loss have been reclassified to conform to the current year presentation. Specifically, interest expense is disclosed separately on the Company’s consolidated statements of operations and comprehensive loss, which had no impact on reported net loss, comprehensive loss, or loss per share.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include but are not limited to accrued research and development expenses and to the fair value of stock options. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Foreign Currencies

Certain transactions during the year ended December 31, 2022 and 2021 were denominated in currencies other than the U.S. dollar. Gains and losses from foreign currency transactions were not material for all periods presented and are reflected in the consolidated statements of operations and comprehensive loss as a component of interest income and other, net. The Company’s subsidiary in Lithuania uses the Euro as its functional currency for financial reporting. The re-measurement from Euros to U.S. dollars results in translation gain and loss adjustments, which are reflected as a component of comprehensive loss as foreign currency translation adjustments.

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

The Company’s product candidates will require approvals from the U.S. Food and Drug Administration and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If the Company is denied approval, approval is delayed or the Company is unable to maintain approval for any product candidate, it could have a materially adverse impact on the Company.

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

Unrealized gains and losses are excluded from net loss and are reported as a component of comprehensive loss. The Company periodically evaluates whether declines in fair values of its available-for-sale securities below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest income and other, net. The cost of investments sold is based on the specific-identification method. The Company has not experienced any material realized gains or losses or other-than-temporary losses in the periods presented.

Leases

The Company is a lessee in noncancellable operating leases for office space. Beginning in 2022, the Company accounts for leases in accordance with Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The Company determines if an arrangement is a lease or contains an embedded lease at inception. The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use (“ROU”) asset and lease liability at the lease commencement date and thereafter if modified. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make the contractual lease payments over the lease term. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The operating lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. The lease liability is subsequently measured at amortized cost using the effective-interest method. The lease term includes any renewal options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable, otherwise, the Company uses its estimated collateralized incremental borrowing rate for the lease term. The Company has elected not to record leases with an original term of twelve months or less on its consolidated balance sheets and recognizes those lease payments in operating expenses in the consolidated statements of operations and comprehensive loss. The Company’s short-term lease is not material.

In addition, the Company’s leases may require it to pay additional costs, such as utilities, maintenance, and other operating costs, which are generally referred to as non-lease components and vary based on future outcomes. The Company has elected to not separate lease and non-lease components. Only the fixed costs for lease components and their associated non-lease components are accounted for as a single lease component and recognized as part of a ROU asset and lease liability. Any variable expenses are recognized in operating expenses as incurred. Rent expense for an operating lease liability is recognized on a straight-line basis over the lease term and is included in operating expenses in the consolidated statements of operations and comprehensive loss.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets or group of assets may not be fully recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, then the Company will reduce the carrying amount of the assets through an impairment charge, to their estimated fair values based on a discounted cash flow approach or, when available and appropriate, to comparable market values. There were no such indicators for the periods presented.

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

Warrants to Purchase Common Stock

The Company classifies warrants indexed to its common stock and meeting the requirements for equity classification within stockholders’ equity. This assessment is conducted at the time of warrant issuance and as of each reporting period that the warrants remain outstanding.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of the Company’s lead product candidate, pegozafermin. Research and development expenses consist primarily of external costs related to preclinical and clinical development and related supplies and personnel costs. Personnel costs consist of salaries, employee benefits and stock-based compensation for individuals involved in research and development efforts. Payments associated with agreements to acquire licenses to develop, use, manufacture and commercialize products and purchases of pegozafermin from contract manufacturing organizations that have not reached technological feasibility and do not have alternate future commercial use are expensed as incurred.

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

The Black-Scholes option pricing model requires a number of assumptions, of which the most significant are expected volatility, expected option term (the time from the grant date until the options are exercised or expire), risk-free rate, and expected dividend rate. These assumptions include:

•
Expected volatility—Since the Company has limited trading history for its common stock, expected volatility is estimated based on weighting the Company’s volatility and the volatility of comparable publicly traded biotechnology companies during the equivalent period of the calculated expected term of the options granted. The comparable companies were chosen based on their similar size, stage in the life cycle, or area of specialty. There is a degree of uncertainty in determining a comparable peer group as each of the peers are engaged in varied research and development activities, the timing and progress of which differ within the peer group.
•
Expected term—The expected term of options granted to employees and directors is determined using the “simplified” method. Under this approach, the expected term is presumed to be the midpoint between the weighted-average vesting term and the contractual term of the option. The simplified method makes the assumption that the employee will exercise stock options evenly over the period when the stock options are vested and ending on the date when the stock options would expire. The expected option term for options granted to non-employees is estimated on a grant-by-grant basis.
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

Basic and Diluted Net Loss per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding together with the number of additional shares of common stock that would have been outstanding if all potentially dilutive shares of common stock had been issued. Since the Company is in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive. Shares of the Company’s common stock underlying pre-funded warrants exercisable for nominal consideration are included in the computation of basic and diluted net loss per share, even if antidilutive.

Comprehensive Loss

The Company’s comprehensive loss is comprised of net loss and changes in unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842), or Accounting Standards Codification (“ASC”) 842, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASC 842 establishes a ROU model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

On January 1, 2022, the Company adopted ASC 842 using the modified retrospective transition method and elected the practical expedients to not reassess whether any expired or existing contracts are or contain leases, carry forward its historical lease classification and not reassess initial direct costs for existing leases. Upon adoption of ASC 842, the Company recorded an operating ROU asset of $0.2 million and an operating lease liability of $0.2 million on its consolidated balance sheet. There was no adjustment to the opening balance of accumulated deficit as a result of adoption. Results for the year ended December 31, 2022 are presented under ASC 842. Prior period amounts preceding January 1, 2022 continue to be reported in accordance with the Company’s historical accounting under the previous lease guidance, ASC 840.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. As an emerging growth company, ASU 2016-13 is effective for the Company for the year ending December 31, 2023 and interim periods within that fiscal year and must be adopted using a modified retrospective approach, with certain exceptions. The Company is evaluating the impact of this standard and does not expect the adoption of ASU 2016-13 to have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Fair Value Measurements

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2022 (in thousands):

	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Money market funds	Level 1	$18,224	$—	$—	$18,224
Commercial paper	Level 2	104,279	1	(84)	104,196
U.S. government bonds	Level 2	18,225	1	(109)	18,117
Agency bonds	Level 2	13,986	—	(78)	13,908
Corporate debt securities	Level 2	10,488	—	(62)	10,426
U.S. treasury bills	Level 2	7,414	1	(21)	7,394
Agency discount securities	Level 2	5,216	9	—	5,225
Non-U.S. debt securities	Level 2	3,975	—	(20)	3,955
Total cash equivalents and available-for- sale securities		$181,807	$12	$(374)	$181,445
Classified as:
Cash equivalents					$48,540
Short-term available-for-sale securities					132,905
Total cash equivalents and available-for- sale securities					$181,445

The following table summarizes the Company’s cash equivalents and available-for-sale securities by contractual maturity as of December 31, 2022 (in thousands):

Within one year	$175,243
After one year through two years	6,202
Total cash equivalents and available-for-sale securities	$181,445

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2021 (in thousands):

	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Money market funds	Level 1	$21,477	$—	$—	$21,477
Commercial paper	Level 2	59,647	—	(10)	59,637
U.S. government bonds	Level 2	21,662	—	(42)	21,620
Corporate debt securities	Level 2	8,776	1	(1)	8,776
Agency bonds	Level 2	7,747	1	(7)	7,741
Municipal bonds	Level 2	4,251	—	(4)	4,247
Non-U.S. debt securities	Level 2	2,506	—	(1)	2,505
Total cash equivalents and available-for- sale securities		$126,066	$2	$(65)	$126,003
Classified as:
Cash equivalents					$27,715
Short-term available-for-sale securities					98,288
Total cash equivalents and available-for- sale securities					$126,003

The following table summarizes the Company’s cash equivalents and available-for-sale securities by contractual maturity as of December 31, 2021 (in thousands):

Within one year	$120,726
After one year through two years	5,277
Total cash equivalents and available-for-sale securities	$126,003

4. Consolidated Balance Sheet Components

Prepaid and other current assets consist of the following as of the periods presented (in thousands):

	As of December 31,
	2022	2021
Prepaid research and development	$5,727	$7,895
Prepaid taxes	646	836
Prepaid other	1,547	2,506
Total prepaid and other current assets	$7,920	$11,237

Accrued expenses consist of the following as of the periods presented (in thousands):

	As of December 31,
	2022	2021
Accrued research and development expenses	$6,499	$6,195
Accrued employee and related expenses	4,165	3,168
Accrued professional and legal fees	1,052	495
Accrued other expenses	228	336
Total accrued expenses	$11,944	$10,194

5. Commitments and Contingencies

Leases

On January 1, 2022, the Company adopted ASC 842 (see Note 2), and the following disclosures as of and for the year ended December 31, 2022 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with the historical accounting under ASC 840. Upon adoption, the Company recorded an operating lease ROU asset and lease liability for its lease in San Francisco, which was due to expire in January 2023. Effective August 31, 2022, the Company amended the lease to extend the expiration date of the lease to January 2025, with one option to renew for an additional year that is not reasonably certain to be exercised. The amendment resulted in the remeasurement of the lease liability and ROU asset as of the modification date to reflect the extended term and the Company recorded an incremental ROU asset and lease liability of $0.3 million.

For the year ended December 31, 2022, the Company incurred $0.2 million in rent expense. For the year ended December 31, 2022, variable lease payments and short-term lease costs were immaterial. As of December 31, 2022, the remaining lease term was 2.0 years and the Company’s incremental borrowing rate used to determine the operating lease liability was 6.5%.

As of December 31, 2022, the undiscounted future minimum lease payments due under the Company’s non-cancellable operating lease are as follows (in thousands):

2023	$185
2024	185
2025	7
Total undiscounted future minimum lease payments	$377
Less: imputed interest	(23)
Present value of operating lease liability	$354

In accordance with ASC 840, rent expense for the year ended December 31, 2021 was $0.3 million. The total future minimum annual payments for operating leases in effect as of December 31, 2021 were as follows (in thousands):

2022	$212
2023	7
Total future minimum annual payments	$219

Asset Transfer and License Agreement with Teva Pharmaceutical Industries Ltd

In April 2018, the Company concurrently entered into two Asset Transfer and License Agreements (the “Teva Agreements”) with Teva Pharmaceutical Industries Ltd (“Teva”) under which it acquired certain patents and intellectual property relating to two programs: (1) Teva’s glycoPEGylated FGF21 fibroblast growth factor 21 (“FGF21”) program, including the compound TEV-47948 (pegozafermin), a glycoPEGylated long-acting FGF21 and (2) Teva’s development program of small molecule inhibitors of fatty acid synthase. Pursuant to the Teva Agreements, the Company paid Teva an initial nonrefundable upfront payment of $6.0 million and the Company could be obligated to pay Teva up to $67.5 million under each program, for a total of $135.0 million, upon the achievement of certain clinical development and commercial milestones. In addition, the Company is obligated to pay Teva tiered royalties at percentages in the low-to-mid single-digits on worldwide net sales on all products containing the Teva compounds.

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

During the year ended December 31, 2022 and 2021, none of the development and commercial milestones were met and accordingly, there were no milestone payments related to the Teva Agreements.

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

In May 2021, the parties further amended the Loan Agreement (as amended, the “2021 Loan Agreement”). The 2021 Loan Agreement increased the Term A Loan Facility to up to $20.0 million, which was fully drawn as of December 2021. The Term B Loan Facility of up to $5.0 million was available to be drawn upon on achievement of certain additional milestones, on or before September 30, 2022, which expired unused. The 2021 Loan Agreement provided for interest-only payments until October 1, 2022, which could be extended to April 1, 2023, if on or before September 30, 2022, the Company received net cash proceeds of at least $75.0 million from the sale of its equity securities. In July 2022, the Company met the net cash proceeds requirement (see Note 7) and on September 1, 2022, the interest-only period was extended to April 1, 2023. Consecutive monthly payments of principal and interest commence on April 1, 2023 and continue through September 1, 2024, the maturity date of the term loan. The term loan bears interest at the greater of (i) 4.25% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 1.00%. The interest rate on the term loan was 4.25% at inception and 8.50% as of December 31, 2022. In addition, a final payment fee of 5.0% of the principal amount of the loan is due when the term loan becomes due or upon prepayment of the term loan. If the Company elects to prepay the loan, there is also a prepayment fee of between 1.0% and 3.0% of the principal amount of the term loan depending on the timing of prepayment.

In May 2021, in connection with the execution of the 2021 Loan Agreement, the Company issued SVB a warrant to purchase 33,923 shares of the Company’s common stock with a warrant exercise price of $19.12 per share that is immediately exercisable and expires on May 28, 2031. The Company determined the fair value of the warrant at the issuance date by using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 1.6%, no dividends, expected volatility of 98.6% and expected term of 10.0 years. Upon issuance, the fair value of the warrant of $0.6 million was recorded as a debt issuance cost and met the requirements for equity classification within additional paid-in capital in the consolidated balance sheets. In addition, closing costs incurred were not material. In connection with Term B Loan Facility, if funded, the Company was to issue an additional warrant to purchase 11,305 shares of the Company’s common stock with the exercise price at the Company’s stock price at the time of issuance. However, the Term Loan B Facility expired unused and therefore no additional warrant was issued.

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

In September 2022, the parties agreed the extension of the interest-only period was met as a result of the July 2022 public offering (see Note 7), which was accounted for as a debt modification. A new effective interest rate equating to the revised cash flows of the carrying amount of the original debt was applied prospectively. The Company did not incur any costs in relation to the extension.

In January 2023, the Company executed a loan and security agreement with new lenders (the “2023 Loan Agreement”) and repaid its outstanding obligations under the 2021 Loan Agreement (see Note 11). As the Company had the intent and ability to refinance amounts due under the 2021 Loan Agreement pursuant to the terms of the 2023 Loan Agreement, as of December 31, 2022, the current portion of the outstanding principal obligation under the 2021 Loan Agreement was classified as long-term. As of December 31, 2022, the Company’s total obligations under the 2021 Loan Agreement were $19.7 million classified as term loan, non-current, net and $0.5 million classified as other non-current liability related to the final payment fee. The term loan, non-current, net is comprised of the outstanding principal amount of $20.0 million net of $0.3 million of unamortized debt discount.

7. Stockholders’ Equity

As of December 31, 2022, the Company’s shares of common stock available for future issuance were as follows:

Shares available for future grant under the equity incentive plan	241,635
Shares available for future issuance under the employee stock purchase plan	729,218
Shares available for future issuance upon the exercise of warrants and pre-funded warrants	13,966,283
Total available for future issuance	14,937,136

Public Offerings

At-the-Market Offerings

In March 2021, the Company entered into a sales agreement (as amended, the “Sales Agreement”) with SVB Securities LLC and Cantor Fitzgerald & Co. (the “Sales Agents”) pursuant to which the Company may offer and sell up to $75.0 million of shares of its common stock, from time to time, in “at-the-market” offerings (the “ATM Facility”). The Sales Agents are entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. Pursuant to the ATM Facility, in 2021, the Company received aggregate proceeds of $3.3 million, net of commissions and offering expenses from sales of 186,546 shares of its common stock and, in 2022, received aggregate proceeds of $28.5 million, net of commissions from the sales of 3,948,611 shares of its common stock.

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

The exercise of the outstanding warrants is subject to a beneficial ownership limitation of 9.99%, or at the election of the holder prior to the issuance of the warrant, 4.99%. The exercise of the outstanding pre-funded warrants is subject to a beneficial ownership limitation of 9.99%, or at the election of the holder prior to the issuance of the pre-funded warrant, 4.99%, which a holder may increase or decrease from time to time but shall not exceed 19.99%. The exercise price and number of shares of common stock issuable upon the exercise of the warrants and pre-funded warrants are subject to adjustment in the event of any stock dividends, stock splits, reverse stock split, recapitalization, or reorganization or similar transaction, as described in the agreements. Under certain circumstances, the warrants and pre-funded warrants may be exercisable on a “cashless” basis. The warrants and pre-funded warrants were classified as a component of stockholders’ equity and additional paid-in capital because such warrants and pre-funded warrants (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of common shares upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, the warrants and pre-funded warrants do not provide any guarantee of value or return.

Common Stock Warrants

As of December 31, 2022, the Company’s outstanding warrants to purchase shares of its common stock were as follows:

	Shares of Common Stock Underlying Warrants	Exercise Price Per Share	Expiration Date
Warrant issued with term loan	25,000	$22.06	June 30, 2025
Warrant issued with term loan	33,923	$19.12	May 28, 2031
Warrants issued in public offering	13,107,360	$5.325	July 1, 2024
Pre-funded warrants issued in public offering	800,000	$0.001	Do not expire
Total outstanding	13,966,283

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

The board of directors determines the period over which options become exercisable and options generally vest over a four-year period, with 25% of options vesting on the first anniversary of employment, and thereafter, the remaining options vesting quarterly, over the following 36-month period. The options expire within ten years from the date of grant. The exercise price of awards granted will not be less than the estimated fair value of the shares on the date of grant. The 2019 Plan also permits the board of directors to grant restricted stock units, which are subject to continued service conditions.

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

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2021	2,406,668	$16.46	8.1	$9,970
Granted	1,149,816	4.48
Exercised	(151,061)	2.09
Cancelled and forfeited	(243,506)	16.34
Balance outstanding as of December 31, 2022	3,161,917	$12.80	7.9	$16,612
Exercisable as of December 31, 2022	1,460,685	$14.60	7.0	$7,320

The fair value of stock options granted for the periods presented was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Year Ended December 31,
	2022	2021
Expected term (years)	5.5-6.3	5.5-6.1
Expected volatility	89.9-91.0%	86.9-91.9%
Risk-free interest rate	1.6-3.9%	0.7-1.3%
Expected dividend	—	—

The weighted-average grant date fair value of stock options that were granted during the year ended December 31, 2022 and 2021 was $3.38 and $16.18 per share, respectively. As of December 31, 2022, there was $12.2 million of unrecognized stock-based compensation related to stock options granted under the 2019 Plan, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units (“RSUs”)

The Company has granted certain employees service-based RSUs that generally vest annually over a two or three-year period. The restrictions lapse over time for these service-based RSUs. In the event of termination of the holder’s continuous service to the Company, any unvested portion of the service-based RSUs are cancelled. For the year ended December 31, 2022 and 2021, the Company recognized expense of $1.2 million and $0.3 million, respectively, related to the service-based RSUs.

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

As of December 31, 2022, it was probable that the remaining performance conditions would be met for the Company’s performance-based RSUs and expense was recognized using the accelerated attribution method. For the year ended December 31, 2022 and 2021, the Company recognized expense of $1.5 million and $0.8 million, respectively, related to performance-based RSUs.

The following table summarizes RSU activity for the year ended December 31, 2022:

	Number of RSUs	Weighted Average Fair Value at Date of Grant per Unit
Balance outstanding as of December 31, 2021	106,394	$23.10
Granted	1,224,391	4.61
Vested / released	(103,703)	8.61
Cancelled / forfeited	(131,344)	5.53
Balance outstanding as of December 31, 2022	1,095,738	5.77

As of December 31, 2022, there was $3.9 million of total unrecognized expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.4 years.

The Company recorded stock-based compensation for the periods indicated as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$4,094	$2,966
General and administrative	6,262	5,712
Total stock-based compensation	$10,356	$8,678

9. Income Taxes

Tax Rates Applicable to the Income of the Company and its Subsidiaries

The Company is taxed according to U.S. federal and state tax laws and Israeli tax laws. The statutory tax rates applicable to the income of the Company and its subsidiaries for the periods presented are as follows:

	Year Ended December 31,
	2022	2021
89bio, Inc.	21%	21%
89Bio Ltd.	23%	23%
89bio Management, Inc.	21%	21%
UAB 89bio Lithuania	15%	15%

The income tax (expense) benefit for the periods presented is comprised of (in thousands):

	Year Ended December 31,
	2022	2021
Current:
Federal	—	—
State	(3)	(2)
Foreign	(16)	(1)
Total	(19)	(3)
Deferred:
Federal	—	150
State	—	—
Foreign	—	—
Total	—	150
Income tax (expense) benefit	(19)	147

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for the periods presented are as follows (in thousands):

	As of December 31,
	2022	2021
U.S. net operating loss carryforwards	$45,002	$29,094
Research and development expenses	18,927	6,529
Israel net operating loss carryforwards	7,385	4,262
Stock-based compensation	4,328	1,969
Accrued expenses	317	220
Operating Lease Liability	98	—
Other	244	191
Gross deferred tax assets	76,301	42,265
Less: valuation allowance	(75,982)	(42,046)
Total deferred tax assets	$319	$219

Operating lease right-of-use asset	(100)	—
Total deferred tax liabilities	(100)	—
Net deferred tax assets	219	219

As of December 31, 2022 and 2021, the Company recorded a valuation allowance of $76.0 million and $42.0 million, respectively, in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Realization of deferred tax assets is dependent upon future earnings, if any, the time and amount of which are uncertain. The Company regularly assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes based upon the weight of available evidence that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through an adjustment to income tax expense. The valuation allowance increased by $34.0 million in 2022, which primarily relates to significant taxable losses. The Company continues to record a partial valuation allowance against the deferred tax assets in Israel due to achievement of recent profitability and the expectation of future profitability in the jurisdiction.

Available Carryforward Tax Losses and Credits

As of December 31, 2022, the Company had an accumulated tax loss carryforward of approximately $160.9 million, $169.8 million, and $32.1 million for Federal, State and Israeli tax purposes, respectively. As of December 31, 2021, the Company had an accumulated tax loss carryforward of approximately $138.5 million and $18.5 million for U.S. and Israeli tax purposes, respectively. Federal net operating losses generated after 2017 can be carried forward indefinitely but utilization will be limited to 80% of taxable income in the period that net operating losses are being utilized. Carryforward tax losses in California will begin to expire in 2041. Carryforward tax losses in Israel have no expiration date.

As of December 31, 2022 and 2021, the Company had federal research and development credit carryforwards of approximately $4.3 million and $2.1 million, respectively, which expire beginning in 2040. As of December 31, 2022 and December 31, 2021, the Company had state research and development credit carryforwards of approximately $1.8 million and $1.1 million, respectively, which will carry forward indefinitely.

Loss from Operations, Before Income Tax

The Company recorded a loss from operations, before income tax for the periods presented as follows (in thousands):

	Year Ended December 31,
	2022	2021
United States	$(101,938)	$(91,141)
Lithuania	(7)	10
Israel	(62)	862
Net loss before income tax	$(102,007)	$(90,269)

Reconciliation of Income Tax (Expense) Benefit

The reconciliation of income tax (expense) benefit based on the statutory tax rate to the effective tax rate for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Income tax benefit computed at statutory rates	$21,429	$18,757
Change in valuation allowance	(33,936)	(20,111)
Foreign rate differential	1	(19)
State income taxes, net of federal benefit	5,824	—
State deferred tax true-up due to change in apportionment	6,517	—
Change in Israel effective tax rate due to the 2019 reorganization	—	(2)
Research and development credits, net of uncertain tax position	2,130	1,331
Other	(1,984)	191
Income tax (expense) benefit	$(19)	$147

Utilization of U.S. federal and state net operating losses and credit carryforwards may be subject to an annual limitation provided for in Section 382 of the Internal Revenue Code and similar state codes. Any annual limitation could result in a deferral of the utilization of the net operating loss and credit carryforwards.

Unrecognized Tax Benefits

A reconciliation of the unrecognized tax benefits for the year ended December 31, 2022 and 2021 is as follows (in thousands):

	As of December 31,
	2022	2021
Balance beginning of year	851	329
Decrease related to prior year positions	(19)	(35)
Increase related to current year positions	752	557
Balance end of year	1,584	851

During the year ended December 31, 2022 and 2021, the amount of gross unrecognized tax benefits increased by $0.7 million and $0.5 million, respectively. If the total amount of unrecognized tax benefits was recognized, it would not have an impact to the effective tax rate as it would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance.

The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. As of December 31, 2022 and 2021, such interest and penalties were not material.

The Company is subject to taxation in the United States, California, Colorado, North Carolina and several foreign jurisdictions. To date, the Company has not been subject to any federal or state income tax audits. The Company is currently under examination by the Israeli tax authorities for 2018 and 2019. As of December 31, 2022, all tax years remain open to examination.

On August 9, 2022 and August 16, 2022, the Creating Helpful Incentives to Produce Semiconductors (“CHIPS”) Act and the Inflation Reduction Act (“IRA”), respectively, were signed into law. The CHIPS Act and IRA contain among other things, some income tax provisions that establish a corporate alternative minimum tax and provide tax incentives for semiconductor manufacturing and research. The Company has evaluated the current legislation and at this time, does not anticipate either to have a material impact on its financial statements.

The Tax Cuts and Jobs Act (“TCJA”) included a change in the treatment of research and development (“R&D”) expenditures for tax purposes under Section 174. Effective for tax years beginning after December 31, 2021, specified R&D expenditures must undergo a 5-year amortization period for domestic spend and a 15-year amortization period for foreign spend. Prior to the effective date (2021 tax year and prior), taxpayers were able to immediately expense R&D costs under Section 174(a) or had the option to capitalize and amortize R&D expenditures over a 5-year recovery period under Section 174(b). The Company has evaluated the current legislation at this time and prepared the provision by following the treatment of R&D expenditures for tax purposes under Section 174.

10. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods indicated due to their anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Stock options to purchase common stock	3,161,917	2,406,668
Unvested restricted stock units	1,095,738	106,394
Warrants to purchase common stock[1]	13,166,283	58,923
Total	17,423,938	2,571,985

1 The table above excludes pre-funded warrants issued in connection with the July 2022 public offering (see Note 7).

11. Subsequent Events

2023 Loan Agreement

In January 2023, the Company executed the 2023 Loan Agreement with the new lenders named therein. The 2023 Loan Agreement provides up to $100.0 million in aggregate principal in term loans, consisting of a first tranche of $25.0 million that was funded at closing, two subsequent tranches totaling $25.0 million that may be funded upon the achievement of certain time-based, clinical and regulatory milestones, and a fourth tranche of up to $50.0 million that may be funded upon discretionary approval by the lenders.

The term loans under the 2023 Loan Agreement mature on January 1, 2027. The maturity date may be extended to July 1, 2027, provided that the second and third tranches are funded and the Company achieves certain other financing milestones. The term loans bear interest equal to the greater of (i) 8.45% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 2.25%. Consecutive monthly payments of interest commence in February 2023 and consecutive monthly payments of principal commence in February 2025, or February 2026 provided that certain extension milestones are achieved.

2021 Loan Agreement

In January 2023, the first tranche of $25.0 million that was funded pursuant to the 2023 Loan Agreement was primarily used to repay the Company’s outstanding obligations under the 2021 Loan Agreement, including the total principal amount outstanding as of December 31, 2022 of $20.0 million, the final payment fee of $1.0 million and an early prepayment fee of $0.4 million (see Note 6).

ATM Facility

In January and February 2023, the Company received aggregate proceeds of $13.4 million, net of commissions from sales of 968,000 shares of its common stock pursuant to the ATM Facility (see Note 7).

On February 15, 2023, the Company entered into Amendment No. 1 to the Sales Agreement with the Sales Agent, pursuant to which the Company may offer and sell up to $150.0 million shares of its common stock, from time to time, through the ATM Facility (see Note 7).

Banking Relationship with SVB

The Company has a banking relationship with SVB. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation ("FDIC") as receiver. On March 12, 2023, the Federal Reserve Board approved actions enabling the FDIC to complete its resolution of SVB in a manner that fully protects all depositors. Based on the foregoing and the Company’s analysis of the components of its relationship with SVB, the Company does not expect these events to have a material impact on the Company’s consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“2013 Framework”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to information in our proxy statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2022, including under the heading “Directors, Executive Officers and Corporate Governance.”

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

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to information in our 2023 Proxy Statement, including under headings “Executive Compensation” and “Directors, Executive Officers and Corporate Governance.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to information in our 2023 Proxy Statement, including under headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to information in our 2023 Proxy Statement, including under headings “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to information in our 2023 Proxy Statement, including under the heading “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

3.1	Second Amended and Restated Certificate of Incorporation of the Company (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 15, 2019)

3.2	Second Amended and Restated Bylaws of the Company (filed with the SEC as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 15, 2019)

4.1	Specimen common stock certificate of the Company (filed with the SEC as Exhibit 4.1 to the Company’s Form S-1/A filed on October 28, 2019)

4.2*	Description of Securities

4.3	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 13, 2020)

4.4	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 4, 2021)

4.5	Form of Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 1, 2022)

4.6	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 1, 2022)

4.7	Form of Warrant to Purchase Common Stock for K2 HealthVentures LLC (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on February 2, 2023)

10.1	Sales Agreement, dated March 25, 2021, by and among the Company, SVB Securities LLC and Cantor Fitzgerald & Co. (filed with the SEC as Exhibit 1.2 to the Company’s Form S-3 filed on March 25, 2021)

10.2

Amendment No. 1 to Sales Agreement, dated February 15, 2023, by and among the Company, SVB Securities LLC and Cantor Fitzgerald & Co. (filed with the SEC as Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on February 16, 2023)

10.3+	Form of Indemnification Agreement for directors and executive officers (filed with the SEC as Exhibit 10.1 to the Company’s Form S-1 filed on October 11, 2019)

10.4+	Amended and Restated 2019 Equity Incentive Plan and form of agreements thereunder (filed with the SEC as Exhibit 10.2 to the Company’s Form S-1/A filed on October 28, 2019)

10.5+	2019 Employee Stock Purchase Plan (filed with the SEC as Exhibit 10.3 to the Company’s Form S-1/A filed on October 28, 2019)

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

Exhibit Number	Description
10.10+	Director Offer Letter, dated July 1, 2018, by and between 89Bio Ltd. and Michael Hayden (filed with the SEC as Exhibit 10.9 to the Company’s Form S-1 filed on October 11, 2019)

10.11+	Non-Employee Director Compensation Policy (filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2020)

10.12+

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

10.15

Office Lease by and between 89bio, Inc. and King Family Irrevocable Trust, dated as of December 5, 2019 (filed with the SEC as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 18, 2020)

10.16

First Amendment to Office Lease, dated as of July 27, 2021, by and between King Family Irrevocable Trust and the Company (filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2021)

10.17

Second Amendment to Office Lease, dated as of August 31, 2022, by and between King Family Irrevocable Trust and the Company (filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022)

10.18

Loan and Security Agreement, dated as of January 4, 2023, among the Company, 89bio Management, Inc., 89Bio Ltd., K2 HealthVentures LLC and Ankura Trust Company, LLC (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2023)

21.1+	List of subsidiaries (filed with the SEC as Exhibit 21.1 to the Company’s Form S-1 filed on October 11, 2019)

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

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

89bio, Inc.

Date: March 14, 2023	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer and Director (principal executive officer)
Date: March 14, 2023	By:	/s/ Ryan Martins
Ryan Martins
Chief Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Rohan Palekar, and Ryan Martins, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign in any and all capacities (including, without limitation, the capacities listed below), this Annual Report on Form 10-K, any and all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and anything necessary to be done to enable the registrant to comply with the provisions of the Securities Exchange Act and all the requirements of the Securities and Exchange Commission, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute, or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rohan Palekar	Chief Executive Officer and Director	March 14, 2023
Rohan Palekar	(principal executive officer)

/s/ Ryan Martins	Chief Financial Officer	March 14, 2023
Ryan Martins	(principal financial and accounting officer)

/s/ Steven Altschuler	Director	March 14, 2023
Steven Altschuler, M.D.

/s/ Derek DiRocco	Director	March 14, 2023
Derek DiRocco, Ph.D.

/s/ Gregory Grunberg	Director	March 14, 2023
Gregory Grunberg, M.D.

/s/ Michael Hayden	Director	March 14, 2023
Michael Hayden, M.B., Ch.B., Ph.D.

/s/ Kathleen D. LaPorte	Director	March 14, 2023
Kathleen D. LaPorte

/s/ Lota Zoth	Director	March 14, 2023
Lota Zoth, C.P.A.

/s/ Edward Morrow Atkinson III	Director	March 14, 2023
Edward Morrow Atkinson III