Form 10-Q
period 2023-03-31
89bio, Inc.
filed 2023-05-08
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, the registrant had 72,868,455 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

89bio, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$350,930	$55,255
Short-term available-for-sale securities	129,953	132,905
Prepaid and other current assets	12,747	7,920
Total current assets	493,630	196,080
Operating lease right-of-use asset	322	363
Property and equipment, net	78	92
Other assets	289	289
Total assets	$494,319	$196,824
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,727	$12,502
Accrued expenses	7,117	11,944
Operating lease liability, current	171	168
Total current liabilities	24,015	24,614
Operating lease liability, non-current	142	186
Term loan, non-current, net	24,332	20,192
Total liabilities	48,489	44,992
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	73	51
Additional paid-in capital	790,076	467,374
Accumulated other comprehensive loss	(240)	(350)
Accumulated deficit	(344,079)	(315,243)
Total stockholders’ equity	445,830	151,832
Total liabilities and stockholders’ equity	$494,319	$196,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$22,306	$19,849
General and administrative	6,218	5,259
Total operating expenses	28,524	25,108
Loss from operations	(28,524)	(25,108)
Interest expense	(2,075)	(408)
Interest income and other, net	1,763	(48)
Net loss before income tax	(28,836)	(25,564)
Income tax expense	—	(1)
Net loss	$(28,836)	$(25,565)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	114	(195)
Foreign currency translation adjustments	(4)	3
Total other comprehensive income (loss)	$110	$(192)
Comprehensive loss	$(28,726)	$(25,757)
Net loss per share, basic and diluted	$(0.54)	$(1.26)
Weighted-average shares used to compute net loss per share, basic and diluted	53,171,370	20,339,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2022	50,560,590	$51	$467,374	$(350)	$(315,243)	$151,832
Issuance of common stock in public offering, net of issuance costs	19,461,538	19	296,798	—	—	296,817
Issuance of common stock in at-the-market public offerings, net of issuance costs	968,000	1	13,421	—	—	13,422
Issuance of common stock upon exercise of warrants	1,682,500	2	8,958	—	—	8,960
Issuance of common stock upon exercise of stock options	61,408	—	185	—	—	185
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	133,669	—	(693)	—	—	(693)
Issuance of common stock warrants in connection with term loan	—	—	482	—	—	482
Stock-based compensation	—	—	3,551	—	—	3,551
Net loss	—	—	—	—	(28,836)	(28,836)
Other comprehensive income	—	—	—	110	—	110
Balance as of March 31, 2023	72,867,705	$73	$790,076	$(240)	$(344,079)	$445,830

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	20,317,204	$20	$339,218	$(64)	$(213,217)	$125,957
Issuance of common stock upon exercise of stock options	12,065	—	29	—	—	29
Issuance of common stock upon vesting of restricted stock units, net	22,115	—	—	—	—	—
Stock-based compensation	—	—	2,512	—	—	2,512
Net loss	—	—	—	—	(25,565)	(25,565)
Other comprehensive loss	—	—	—	(192)	—	(192)
Balance as of March 31, 2022	20,351,384	$20	$341,759	$(256)	$(238,782)	$102,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(28,836)	$(25,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,551	2,512
Net (accretion) amortization on available-for-sale securities	(1,040)	118
Accretion of final payment fee on term loan	87	121
Amortization of debt issuance costs	132	75
Loss on extinguishment of term loan facility	1,208	—
Noncash operating lease expense	41	—
Depreciation	14	18
Changes in operating assets and liabilities:
Prepaid and other current assets	(4,599)	1,942
Other assets	—	72
Accounts payable	4,225	(2,422)
Accrued expenses	(4,827)	(1,215)
Operating lease liability	(41)	—
Net cash used in operating activities	(30,085)	(24,344)
Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	37,880	36,179
Purchases of available-for-sale securities	(33,774)	(9,401)
Purchases of property and equipment	—	(6)
Net cash provided by investing activities	4,106	26,772
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	296,817	—
Proceeds from term loan facility, net of issuance costs	24,363	—
Proceeds from issuance of common stock in at-the-market public offering, net of issuance costs	13,422	—
Proceeds from issuance of common stock upon exercise of warrants	8,960	—
Proceeds from issuance of common stock upon exercise of stock options	185	29
Payment of withholding taxes related to restricted stock units	(693)	—
Repayment of term loan facility	(21,400)	—
Net cash provided by financing activities	321,654	29
Net change in cash and cash equivalents, and restricted cash	295,675	2,457
Cash and cash equivalents, and restricted cash at beginning of period	55,255	52,457
Cash and cash equivalents, and restricted cash at end of period	$350,930	$54,914
Components of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$350,930	$54,889
Restricted cash	—	25
Total cash and cash equivalents, and restricted cash	$350,930	$54,914
Supplemental disclosures of cash information:
Cash paid for interest	$542	$169
Cash paid for operating leases	$47	$—
Supplemental disclosures of noncash information:
Issuance of common stock warrants in connection with term loan	$482	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

Description of Business

89bio, Inc. (“89bio” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. The Company’s lead product candidate, pegozafermin, a specifically engineered glycoPEGylated analog of fibroblast growth factor 21, is currently being developed for the treatment of nonalcoholic steatohepatitis and for the treatment of severe hypertriglyceridemia.

89bio was formed as a Delaware corporation in June 2019 to carry on the business of 89Bio Ltd., which was incorporated in Israel in January 2018.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. To date, the Company has not generated revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses for the foreseeable future until it completes development of its products and seeks regulatory approvals to market such products. The Company had cash and cash equivalents and short-term available-for-sale securities of $480.9 million as of March 31, 2023.

The Company expects that its cash and cash equivalents and short-term available-for-sale securities as of March 31, 2023 will be sufficient to fund operating expenses and capital expenditure requirements for a period of at least one year from the date these unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”).

2. Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting.

The accompanying interim condensed consolidated financial statements are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2022 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and comprehensive loss, and cash flows. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 15, 2023.

Reclassification

Certain prior period amounts in the Company’s condensed consolidated statements of operations and comprehensive loss have been reclassified to conform to the current period presentation. Specifically, interest expense is disclosed separately on the Company’s condensed consolidated statements of operations and comprehensive loss, which had no impact on reported net loss, comprehensive loss, or loss per share.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include but are not limited to accrued research and development expenses and the fair value of stock options. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

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

Investments

Investments have been classified as available-for-sale and are carried at estimated fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its available-for-sale investments in debt securities at the time of purchase. Generally, investments with original maturities beyond three months at the date of purchase are classified as short-term because it is management’s intent to use the investments to fund current operations or to make them available for current operations. Realized gains and losses, if any, on available-for-sale securities are included in interest income and other, net. The cost of investments sold is based on the specific-identification method. The Company has not experienced any material realized gains or losses in the periods presented.

The Company periodically evaluates whether declines in fair values of its available-for-sale securities below amortized cost are due to credit-related factors or other factors. This evaluation consists of several qualitative and quantitative factors regarding the creditworthiness of the issuers of the security, the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the available-for-sale security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any available-for-sale securities before recovery of its amortized cost basis. If a credit loss exists, an allowance for credit losses is recorded in interest income and other, net. To date, the Company has not recorded any impairment charges on its available-for-sale securities related to expected credit losses. Any remaining losses related to other factors are excluded from earnings and are reported as a component of comprehensive loss as an unrealized loss.

Comprehensive Loss

The Company’s comprehensive loss is comprised of net loss and changes in unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The Company adopted this new guidance on January 1, 2023, using a modified retrospective approach and adoption did not have a material impact on the Company's consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The Company early adopted ASU 2020-06 as of January 1, 2023, using a modified retrospective approach and adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Fair Value Measurements

The Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2023 were as follows (in thousands):

	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Money market funds	Level 1	$25,143	$—	$—	$25,143
Commercial paper	Level 2	80,534	10	(119)	80,425
U.S. government bonds	Level 2	18,407	13	(60)	18,360
Agency bonds	Level 2	23,251	8	(55)	23,204
Corporate debt securities	Level 2	11,440	2	(32)	11,410
U.S. treasury bills	Level 2	7,851	4	(13)	7,842
Agency discount securities	Level 2	2,795	—	—	2,795
Non-U.S. debt securities	Level 2	1,496	—	(5)	1,491
Total cash equivalents and available- for-sale securities		$170,917	$37	$(284)	$170,670
Classified as:
Cash equivalents					$40,717
Short-term available-for-sale securities					129,953
Total cash equivalents and available- for-sale securities					$170,670

The Company’s financial assets measured at fair value by contractual maturity as of March 31, 2023 were as follows (in thousands):

Within one year	$154,706
After one year through two years	15,964
Total cash equivalents and available-for-sale securities	$170,670

The Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2022 were as follows (in thousands):

	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Money market funds	Level 1	$18,224	$—	$—	$18,224
Commercial paper	Level 2	104,279	1	(84)	104,196
U.S. government bonds	Level 2	18,225	1	(109)	18,117
Agency bonds	Level 2	13,986	—	(78)	13,908
Corporate debt securities	Level 2	10,488	—	(62)	10,426
U.S. treasury bills	Level 2	7,414	1	(21)	7,394
Agency discount securities	Level 2	5,216	9	—	5,225
Non-U.S. debt securities	Level 2	3,975	—	(20)	3,955
Total cash equivalents and available- for-sale securities		$181,807	$12	$(374)	$181,445
Classified as:
Cash equivalents					48,540
Short-term available-for-sale securities					132,905
Total cash equivalents and available- for-sale securities					$181,445

The Company’s financial assets measured at fair value by contractual maturity as of December 31, 2022 were as follows (in thousands):

Within one year	$175,243
After one year through two years	6,202
Total cash equivalents and available-for-sale securities	$181,445

4. Balance Sheet Components

Prepaid and other current assets consist of the following as of the periods indicated (in thousands):

	March 31, 2023	December 31, 2022
Prepaid research and development	$10,537	$5,727
Prepaid taxes	620	646
Prepaid other	1,590	1,547
Total prepaid and other current assets	$12,747	$7,920

Accrued expenses consist of the following as of the periods indicated (in thousands):

	March 31, 2023	December 31, 2022
Accrued research and development expenses	$4,048	$6,499
Accrued employee and related expenses	1,800	4,165
Accrued professional and legal fees	1,016	1,052
Accrued other expenses	253	228
Total accrued expenses	$7,117	$11,944

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

During the three months ended March 31, 2023 and 2022, none of the development and commercial milestones were met and accordingly, there were no milestone payments related to the Teva Agreements.

6. Term Loan

2021 Loan Agreement

In April 2020, the Company entered into a Loan and Security Agreement, (the “Loan Agreement”) with the lenders referred to therein, and Silicon Valley Bank (“SVB”), as collateral agent. The Loan Agreement as amended in May 2021 (the “2021 Loan Agreement”) provided for (i) a secured term A loan facility (the “Term A Loan Facility”) of up to $20.0 million and (ii) a secured term B loan facility (the “Term B Loan Facility”) of up to $5.0 million. The Term A Loan Facility of $20.0 million was fully drawn as of December 2022 and the Term Loan B Loan Facility expired unused.

In January 2023, the Company executed a loan and security agreement with new lenders (the “2023 Loan Agreement”) and from the proceeds repaid $21.4 million in outstanding principal, final payment fee, prepayment fee and interest due under the 2021 Loan Agreement. Repayment of the 2021 Loan Agreement was accounted for as an extinguishment as the 2023 Loan Agreement was with new lenders. The Company recorded a loss on extinguishment of $1.2 million, which was recognized as a component of interest expense on the Company’s condensed consolidated statements of operations and comprehensive loss.

2023 Loan Agreement

In January 2023, the Company executed the 2023 Loan Agreement with the lenders referred to therein, K2 HealthVentures LLC (“K2HV”) as administrative agent and Ankura Trust Company, LLC as collateral agent. The 2023 Loan Agreement provides for up to $100.0 million in aggregate principal in term loans, consisting of a first term loan of $25.0 million that was funded at closing, two subsequent term loans totaling $25.0 million that may be funded upon the achievement of certain time-based, clinical and regulatory milestones, and a fourth term loan of up to $50.0 million that may be funded upon discretionary approval by the lenders.

The term loans are secured by substantially all of the assets of the Company, excluding the Company’s intellectual property. The 2023 Loan Agreement contains customary representations and warranties, restricts certain activities and includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. In addition, starting January 1, 2024, the Company is required to maintain minimum unrestricted cash and cash equivalents equal to 5.0 times the average change in cash and cash equivalents measured over the trailing three-month period.

The term loans mature on January 1, 2027, provided that the maturity date may be extended to July 1, 2027, if the second and third term loans are funded and the Company achieves certain other financing milestones. The 2023 Loan Agreement provides for interest-only payments to February 1, 2025 that could be extended to February 1, 2026, provided that the maturity date is extended. Consecutive equal payments of principal and interest are due once the interest-only period has elapsed. The term loans bear interest equal to the greater of (i) 8.45% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 2.25%. The interest rate on the term loan was 9.75% at inception and 10.25% as of March 31, 2023. In addition, a final payment fee of 5.95% of the principal amount of the term loans is due upon the earlier of prepayment or maturity of the term loans. The Company has the option to prepay the entire outstanding balance of the term loans subject to a prepayment fee ranging from 3.0% to 1.0% depending on the timing of such prepayment. A commitment fee equal to 0.6% of the principal amount of the fourth term loan is also payable should such loan be funded.

At any time prior to full repayment of the term loans, the lenders may elect to convert up to an aggregate of $7.5 million of the principal amount of the term loans then outstanding into shares of the Company's common stock at a conversion price of $12.6943 per share. The embedded conversion option qualifies for a scope exception from derivative accounting because it is both indexed to the Company’s own stock and meets the conditions for equity classification.

Total debt issuance costs related to the first term loan were $0.8 million, including the fair value of the warrant related to the first term loan (discussed below) were recorded as a debt discount since the first term loan was funded at inception. The debt discount, together with the final payment fee, are recognized as interest expense using the effective interest method over the term of the loan.

The expected repayments of principal amount due on the term loans as of March 31, 2023 are as follows (in thousands):

Remainder of 2023	$—
2024	—
2025	10,805
2026	13,012
2027	1,183
Total principal repayments	25,000
Final payment fee	87
Total principal repayments and final payment fee	25,087
Unamortized debt discount	(755)
Total term loan, non-current, net	$24,332

Warrants

In January 2023, in connection with the 2023 Loan Agreement, the Company issued the lenders a warrant to purchase up to an aggregate of 204,815 shares of the Company’s common stock at an exercise price of $9.7649 per share (the “warrant shares”) that expires in January 2033. The warrant shares become exercisable upon the funding of each term loan. In connection with the first term loan that was funded at closing, 51,204 of the warrant shares became exercisable. The warrant shares cannot be settled for cash and include a cashless exercise feature allowing the holder to receive shares net of shares withheld in lieu of the exercise price. The warrant shares also provide for automatic cashless exercise under certain specific conditions and settlement is permitted in unregistered shares. The 51,204 warrant shares meet the requirements for equity classification.

The Company determined the fair value of the 51,204 warrant shares issued using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.9%, no dividends, expected volatility of 93.8% and expected term of 10.0 years.

The remaining 153,611 warrant shares are contingently exercisable upon the funding of each subsequent term loan and have the same exercise price and contractual term (the “contingent warrants”). The contingent warrants did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The initial fair value and the fair value as of March 31, 2023 of the contingent warrants was insignificant. The contingent warrants derivative liability will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded as interest expense in the condensed consolidated statements of operations and comprehensive loss. The initial fair value of the contingent warrants derivative liability was determined using a probability weighted Black-Scholes option pricing model based on the same input assumptions above.

7. Stockholders’ Equity

As of March 31, 2023, the Company’s shares of common stock available for future issuance were as follows:

Shares available for future grant under the equity incentive plans	2,144,800
Shares available for future issuance under the employee stock purchase plan	1,234,824
Shares available for future issuance upon the exercise of warrants and pre-funded warrants	12,488,597
Total available for future issuance	15,868,221

Public Offerings

At-the-Market Offerings

In March 2021, the Company entered into a sales agreement (the “Sales Agreement”) with SVB Securities LLC and Cantor Fitzgerald & Co. (the “Sales Agents”) pursuant to which it may offer and sell up to $75.0 million of the Company’s common stock, from time to time, in “at-the-market” offerings (the “ATM Facility”). The Sales Agents are entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement.

During the three months ending March 31, 2023, the Company received aggregate proceeds of $13.4 million, net of commissions from sales of 968,000 shares of its common stock pursuant to the ATM Facility.

On February 15, 2023, the Company entered into Amendment No. 1 to the Sales Agreement with the Sales Agents, pursuant to which the Company may offer and sell up to $150.0 million of its common stock, from time to time, through the ATM Facility.

July 2022 Public Offering

In July 2022, the Company completed an underwritten public offering of its common stock, warrants to purchase shares of its common stock and pre-funded warrants to purchase shares of its common stock. The Company sold 18,675,466 shares of its common stock with accompanying warrants to purchase up to 9,337,733 shares of its common stock at a combined public offering price of $3.55 per share. The Company also sold 7,944,252 pre-funded warrants to purchase shares of its common stock with accompanying warrants to purchase up to 3,972,126 shares of its common stock at a combined public offering price of $3.549 per pre-funded warrant, which represents the per share public offering price for the common stock less $0.001 per share, the exercise price for each pre-funded warrant. The Company raised aggregate proceeds of $88.2 million, net of underwriting discounts and commissions of $5.7 million and other offering costs of $0.6 million.

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

March 2023 Public Offering

In March 2023, the Company completed an underwritten public offering of its common stock. The Company sold 19,461,538 shares of its common stock at a public offering price of $16.25 per share. The Company raised aggregate proceeds of $296.8 million, net of underwriting discounts and commissions of $19.0 million and other offering costs of $0.5 million.

Common Stock Warrants

As of March 31, 2023, the Company’s outstanding warrants to purchase shares of its common stock were as follows:

	Shares of Common Stock Underlying Warrants	Exercise Price Per Share	Expiration Date
Warrant issued with term loan to SVB	25,000	$22.06	June 30, 2025
Warrant issued with term loan to SVB	33,923	19.12	May 28, 2031
Warrants issued with term loan to K2HV	204,815	9.76	January 27, 2033
Warrants issued in public offering	11,424,859	5.325	July 1, 2024
Pre-funded warrants issued in public offering	800,000	0.001	Do not Expire
Total outstanding	12,488,597

8. Stock-Based Compensation

Equity Incentive Plans

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

In February 2023, the Company’s board of directors adopted the 2023 Inducement Plan (the “2023 Plan”), which also became effective in February 2023. The Company initially reserved 1,500,000 shares of common stock for issuance under the 2023 Plan. Under the 2023 Plan, new employees are eligible to receive equity awards as a material inducement to the commencement of employment with the Company. As of March 31, 2023, no awards had been granted under the 2023 Plan.

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

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2022	3,161,917	$12.80	7.9	$16,612
Granted	1,366,200	14.61
Exercised	(61,408)	3.01
Cancelled and forfeited	(3,250)	17.85
Balance outstanding as of March 31, 2023	4,463,459	$13.49	8.2	$21,278
Exercisable as of March 31, 2023	1,686,003	$14.32	7.0	$10,573

The fair value of stock option awards granted for the periods indicated was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2023	2022
Expected term (years)	5.5-6.1	6.0-6.1
Expected volatility	91.6-93.2%	90.6-91.0%
Risk-free interest rate	3.4-3.8%	1.6-1.9%
Expected dividend	—	—

Restricted Stock Units (“RSUs”)

The Company has granted certain employees service-based RSUs that generally vest annually over a two or three-year period. The restrictions lapse over time for these service-based RSUs. In the event of termination of the holder’s continuous service to the Company, any unvested portion of the service-based RSUs is cancelled. For the three months ended March 31, 2023 and 2022, the Company recognized $0.7 million and $0.2 million, respectively, in expense related to the service-based RSUs.

In February 2021, the Company granted performance-based RSUs that vest as to one-third on each one-year anniversary date, subject to achievement of a development milestone and continued service to the Company. In each of February 2022 and 2023, a portion of the performance-based RSUs vested upon achievement of the development milestone and satisfaction of the continued service condition.

In February and September 2022, the Company granted performance-based RSUs that vest during the applicable performance period, subject to the achievement of certain corporate or department targets and continued service to the Company. In September 2022 and March 2023, a portion of the performance-based RSUs that were granted in February 2022 vested upon achievement of specific targets and satisfaction of the continued service condition.

As of March 31, 2023, it was probable that the remaining performance conditions would be met for the Company’s performance-based RSUs and expense was recognized using the accelerated attribution method. For the three months ended March 31, 2023 and 2022, the Company recognized expense of $0.3 million in each period related to performance-based RSUs.

The following table summarizes RSU activity for the three months ended March 31, 2023:

	Number of RSUs	Weighted Average Fair Value at Date of Grant per Unit
Balance outstanding as of December 31, 2022	1,095,738	$5.77
Granted	339,075	14.70
Vested / released	(133,669)	7.31
Cancelled / forfeited	(82,767)	7.31
Balance outstanding as of March 31, 2023	1,218,377	$7.98

The Company recorded stock-based compensation for the periods indicated as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$1,486	$884
General and administrative	2,065	1,628
Total stock-based compensation	$3,551	$2,512

9. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods indicated due to their anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Stock options to purchase common stock	4,463,459	3,125,486
Unvested RSUs	1,218,377	632,065
Warrants to purchase common stock[1]	11,688,597	58,923
Conversion shares under the term loan with K2HV	590,816	—
Employee stock purchase plan	7,721	19,258
Total	17,968,970	3,835,732

1 The table above excludes pre-funded warrants issued in connection with the July 2022 public offering (see Note 7).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, pegozafermin, a specifically engineered glycoPEGylated analog of fibroblast growth factor 21 (“FGF21”), is currently being developed for the treatment of nonalcoholic steatohepatitis (“NASH”) and severe hypertriglyceridemia (“SHTG”).

NASH is a severe form of nonalcoholic fatty liver disease, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma and death. There are currently no approved products for the treatment of NASH. In 2020 and 2022, we presented positive topline results from cohorts 1 through 6 and cohort 7 respectively, in our Phase 1b/2a trial of pegozafermin in NASH patients which has informed the advancement of our clinical strategy in NASH. We initiated a Phase 2b trial (ENLIVEN) evaluating pegozafermin in fibrosis stage 2 or 3 NASH patients in June 2021. Patients received weekly doses (15 mg and 30 mg) or an every two-week dose (44 mg) of pegozafermin or placebo for 24 weeks followed by a blinded extension phase of an additional 24 weeks for a total treatment period of 48 weeks, with some of the placebo patients re-randomized to receive pegozafermin in the extension phase. In August 2022, we reported the completion of enrollment in ENLIVEN with 219 patients. We reported topline data from ENLIVEN in March 2023. The 44 mg every-two-week and the 30 mg weekly dose groups both met with high statistical significance, both of the primary histology endpoints per the U.S. Food and Drug Administration (“FDA”) guidance on endpoints for accelerated approval in non-cirrhotic NASH patients. The 44 mg every two-week and the 30 mg weekly dose groups both demonstrated at least one-stage fibrosis improvement without worsening of NASH (27% and 26%, respectively) at 3.5 times the placebo rate (7%) and NASH resolution without worsening of fibrosis (26% and 23%, respectively), between 12 to 14 times the placebo rate (2%). These dose groups also demonstrated statistically significant and clinically meaningful improvements in liver fat, non-invasive markers of liver fibrosis and inflammation as well as meaningful improvements in other metabolic and lipid markers. Pegozafermin was generally well tolerated with a favorable safety profile consistent with prior studies.

The ENLIVEN study also included 14 biopsy-confirmed NASH patients with compensated cirrhosis (F4 patients) who were not part of the primary analysis but continued in the study. 12 of these 14 patients underwent a follow-up biopsy at week 24. In a descriptive analysis of these data, five out of 11 pegozafermin-treated patients experienced at least one-stage improvement in liver fibrosis with no worsening of NASH by week 24 compared with zero out of 1 patient on placebo. An additional two pegozafermin-treated patients experienced at least one-stage improvement in liver fibrosis with no worsening of ballooning or inflammation.

The Company intends to meet with the FDA in the second half of 2023 and to pursue EU scientific advice in parallel. Subject to regulatory approval, the Company’s proposed clinical development plans include a Phase 3 trial evaluating F2/F3 patients with a histology endpoint for accelerated approval and a Phase 3 trial evaluating F4 patients in parallel with an outcomes endpoint for full approval. The planned SHTG Phase 3 trials are expected to satisfy database requirements.

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

As of March 31, 2023, our cash and cash equivalents and short-term available-for-sale securities totaled $480.9 million. Based on our current operating plan, we believe that our cash and cash equivalents and short-term available-for-sale securities as of March 31, 2023 will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).

We have incurred net losses since our inception. Our net losses for the three months ended March 31, 2023 and 2022 were $28.8 million and $25.6 million, respectively. As of March 31, 2023, we had an accumulated deficit of $344.1 million. We expect to continue to incur significant expenses and increasing operating losses as we advance pegozafermin and any future product candidates through clinical trials, seek regulatory approval for pegozafermin and any future product candidates, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, protect our intellectual property, prepare for and, if approved, proceed to commercialization of pegozafermin and any future product candidates, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Interest Expense

Interest expense primarily consists of interest expense, accretion of final payment fees and amortization of deferred debt issuance costs related to our term loan facility.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest income including accretion of discount on available-for-sale securities, offset by amortization of premium on available-for-sale securities.

Results of Operations

Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$22,306	$19,849	$2,457
General and administrative	6,218	5,259	959
Total operating expenses	28,524	25,108	3,416
Loss from operations	(28,524)	(25,108)	(3,416)
Interest expense	(2,075)	(408)	(1,667)
Interest income and other, net	1,763	(48)	1,811
Net loss before tax	$(28,836)	$(25,564)	$(3,272)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Clinical development	$8,966	$11,185	$(2,219)
Contract manufacturing	7,906	4,314	3,592
Personnel-related expenses	5,026	3,945	1,081
Other expenses	408	405	3
Total research and development expenses	$22,306	$19,849	$2,457

Research and development expenses increased by $2.5 million, or 12%, to $22.3 million for the three months ended March 31, 2023 from $19.8 million for the three months ended March 31, 2022. The change was due to an increase of $3.6 million in contract manufacturing costs related to manufacturing and scale-up activities, and an increase of $1.1 million in personnel-related costs mainly due to higher payroll costs and stock-based compensation, offset in part by a decrease of $2.2 million in clinical development costs, mainly as a result of approaching the end of one of our on-going trials.

General and Administrative Expenses

General and administrative expenses increased by $1.0 million, or 18%, to $6.2 million for the three months ended March 31, 2023 from $5.3 million for the three months ended March 31, 2022. The change was primarily due to an increase in costs related to professional services and stock-based compensation.

Interest Expense

Interest expense increased by $1.7 million to $2.1 million for the three months ended March 31, 2023 compared to $0.4 million for the three months ended March 31, 2022, primarily due to a $1.2 million loss on extinguishment upon repayment of our previous term loan and due to higher interest rates during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Interest Income and Other, Net

Interest income and other, net increased to $1.8 million for the three months ended March 31, 2023 compared to a $48,000 net expense for the three months ended March 31, 2022, which was due to higher interest income from our cash equivalents and short-term available-for-sale securities as a result of higher investment balances and favorable interest rates during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of March 31, 2023, we had available cash and cash equivalents and short-term available-for-sale securities of $480.9 million and an accumulated deficit of $344.1 million.

In March 2021, we entered into a sales agreement (the “Sales Agreement”) with SVB Securities LLC and Cantor Fitzgerald & Co. (the “Sales Agents”) pursuant to which we may offer and sell up to $75.0 million of our common stock, from time to time, in “at-the-market” offerings (the “ATM Facility”). The Sales Agents are entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. During the three months ending March 31, 2023, pursuant to our ATM Facility, we received aggregate proceeds of $13.4 million, net of commissions from sales of 968,000 shares of our common stock. In February 2023, we entered into Amendment No. 1 to the Sales Agreement with the Sales Agents, pursuant to which we may offer and sell up to $150.0 million of our common stock, from time to time, through the ATM Facility.

In July 2022, we completed an underwritten public offering of our common stock, warrants to purchase shares of our common stock and pre-funded warrants to purchase shares of our common stock and raised aggregate proceeds of $88.2 million, net of underwriting discounts and commissions of $5.7 million and other offering costs of $0.6 million. As of March 31, 2023, warrants to purchase 11,424,859 shares of our common stock at an exercise price of $5.325 per share remain outstanding. Our pre-funded warrants to purchase shares of our common stock are exercisable for a nominal amount. In March 2023, we completed an underwritten public offering of our common stock and sold 19,461,538 shares of our common stock at a public offering price of $16.25 per share. We raised aggregate proceeds of $296.8 million, net of underwriting discounts and commissions of $19.0 million and other offering costs of $0.5 million.

In January 2023, we entered into a loan and security agreement (the “2023 Loan Agreement”) with the lenders named therein (the “Lenders”). The 2023 Loan Agreement provides up to $100.0 million principal in term loans, consisting of a first term loan of $25.0 million that was funded at closing, two subsequent term loans totaling $25.0 million that may be funded upon the achievement of certain time-based, clinical and regulatory milestones, and a fourth term loan of up to $50.0 million that may be funded upon discretionary approval by the Lenders. The proceeds of the first term loan were primarily used to repay our obligations under our prior term loan facility.

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

Based on our research and development plans, we expect that our existing cash and cash equivalents and short-term available-for-sale securities as of March 31, 2023 will be sufficient to fund our anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. However, our operating plans and other demands on our cash resources may change as a result of many factors, and we may seek additional funds sooner than planned. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by
Operating activities	$(30,085)	$(24,344)
Investing activities	4,106	26,772
Financing activities	321,654	29
Net change in cash and cash equivalents, and restricted cash	$295,675	$2,457

Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $30.1 million, which consisted of a net loss of $28.8 million and a net change of $5.2 million in our net operating assets and liabilities, offset in part by non-cash charges of $4.0 million. The non-cash charges are primarily comprised of $3.6 million in stock-based compensation, $1.2 million in loss recognized on extinguishment of our prior term loan, $0.1 million in amortization of debt issuance costs and $0.1 million in accretion of final payment fee related to our new term loan facility, offset in part by $1.0 million of net accretion on available-for-sale securities. The change in our operating assets and liabilities was primarily due to a $4.6 million increase in prepaid and other current assets due to higher contract manufacturing costs related to manufacturing and scale-up related spend and a net decrease of $0.6 million in accounts payable and accrued expenses due to the timing of payments.

During the three months ended March 31, 2022, net cash used in operating activities was $24.3 million, which consisted of a net loss of $25.6 million, and a net change of $1.6 million in our net operating assets and liabilities, offset in part by non-cash charges of $2.8 million. The non-cash charges are primarily comprised of $2.5 million in stock-based compensation and $0.1 million in accretion of the final payment fee related to our term loan facility, $0.1 million in amortization of premium on available-for-sale securities and $0.1 million in amortization of debt issuance costs. The change in our operating assets and liabilities was primarily due to a $3.6 million decrease in accounts payable and accrued expenses due to the timing of our payables, offset in part by a $2.0 million decrease in prepaid and other current assets due to the timing of payments.

Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities was $4.1 million, which primarily consisted of $37.9 million in proceeds from sales and maturities of available-for-sale securities, offset in part by $33.8 million in purchases of available-for-sale securities.

During the three months ended March 31, 2022, net cash provided by investing activities was $26.8 million, which consisted of $36.2 million in proceeds from maturities of available-for-sale securities, offset in part by $9.4 million in purchases of available-for-sale securities.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $321.7 million, which primarily consisted of net proceeds of $296.8 million from the sale of our common stock from our public offering, net proceeds of $24.4 million from our new term loan facility, net proceeds of $13.4 million pursuant to the sale of our common stock under our ATM Facility and $9.0 million from the exercise of warrants. This was offset in part by the repayment of $21.4 million on our prior term loan, including the final payment and prepayment fees.

During the three months ended March 31, 2022, net cash provided by financing activities consisted of proceeds from the issuance of common stock upon exercise of stock options.

Debt Obligations

Our 2023 Loan Agreement provides for term loans up to $100.0 million. As of March 31, 2023, we had drawn the first term loan of $25.0 million. The term loans mature on January 1, 2027, provided that the maturity date may be extended to July 1, 2027, if the second and third term loans are funded and we achieve certain other financing milestones. The 2023 Loan Agreement provides for interest-only payments to February 1, 2025 that could be extended to February 1, 2026, provided that the maturity date is extended. Consecutive equal payments of principal and interest rates are due once the interest-only period has elapsed. The term loans bear interest equal to the greater of (i) 8.45% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 2.25%. The interest rate on the term loan was 10.25% as of March 31, 2023. In addition, a final payment fee of 5.95% of the principal amount of the term loans is due upon the earlier of prepayment or maturity of the term loans. We have the option to prepay not less than all of the outstanding term loans subject to a prepayment fee ranging from 3.0% to 1.0% depending on the timing of such prepayment. A 0.6% commitment fee is also payable should the fourth term loan be funded.

Other Contractual Obligations and Commitments

See Note 5 to our condensed consolidated financial statements for additional disclosures. There have been no other material changes from the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates as compared to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pegozafermin and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and comparable foreign regulatory authorities before obtaining marketing approval from these regulatory authorities. The drug development and approval process is lengthy and expensive, and approval is never certain. Investigational new drugs, such as pegozafermin, may not prove to be safe and effective in clinical trials. We have no direct experience as a company in conducting pivotal trials required to obtain regulatory approval and we expect that the Phase 3 trials we plan to conduct will be more expansive and complex than the trials we’ve conducted to date. We may be unable to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants, procure sufficient supply or begin or successfully complete clinical trials in a timely fashion, if at all. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support regulatory approval. Even if a current clinical trial is successful, it may be insufficient to demonstrate that pegozafermin is safe or effective for registration purposes.

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

We will require additional capital to discover, develop, obtain regulatory approval for and commercialize pegozafermin and any future product candidates. Our ability to complete new and ongoing clinical trials for pegozafermin may be subject to our ability to raise additional capital. We do not have any committed external source of funds other than as a result of any sales that we may make pursuant to the Sales Agreement for our ATM Facility (defined below) and proceeds from our 2023 Loan Agreement, which are subject to the achievement of certain milestones and/or consent of the lenders. We may also receive additional funds from the exercise of outstanding warrants. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small biotechnology companies, like 89bio, and broader macroeconomic factors may preclude us from successfully raising additional capital.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely, and expect to rely for the foreseeable future, on third-party manufacturers to supply us with pegozafermin and any future product candidates. We currently have a sole source relationship with BTPH pursuant to which they supply us with pegozafermin. If there should be any disruption in our supply arrangement with BTPH, including any adverse events affecting BTPH, it could have a negative effect on the clinical development of pegozafermin and other operations while we work to identify and qualify an alternate supply source. In addition, we will require large quantities of pegozafermin for large clinical trials and to commercialize pegozafermin. Our current manufacturer may not be able to produce the larger quantities required for Phase 3 studies. We have identified a manufacturing partner for commercial-scale manufacturing, however, we cannot guarantee that such partner will be able to scale up and produce the quantities we would require to commercialize pegozafermin.

We do not have a long-term supply agreement with any third-party manufacturer and there is no guarantee that our third-party manufacturers will be able to fulfill our supply needs. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufacture product candidates or products ourselves. For example, if we do not maintain our key manufacturing relationships, we may fail to find replacement manufacturers or develop our own manufacturing capabilities in a timely manner or at all, which could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us, and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other comparable foreign regulatory authorities.

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

Our use of our international facilities subjects us to U.S. and foreign governmental trade, import and export, and customs regulations and laws including various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls and the U.S. Export Administration Regulations. Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Doing business internationally potentially involves a number of risks, any of which could harm our ongoing international clinical operations and supply chain, as well as any future international expansion and operations and, consequently, our business, financial condition, prospects and results of operations.

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

Even if we receive regulatory approval for pegozafermin or any future product candidates, we will have tested them in only a small number of patients during our clinical trials. If our applications for marketing are approved and more patients begin to use our product, new risks and side effects associated with our products may be discovered. As a result, regulatory authorities may revoke their approvals. We have not had any discussions with the FDA regarding a surrogate endpoint or accelerated approval regulations. However, based on guidelines issued by the FDA for the development of drugs for the treatment of NASH, if pegozafermin is approved by the FDA based on a surrogate endpoint pursuant to section 506(c) of the Federal Food, Drug, and Cosmetic Act and the accelerated approval regulations (21 C.F.R. part 314, subpart H; 21 C.F.R. part 601, subpart E), consistent with FDA guidance, we will be required to conduct additional clinical trials establishing clinical benefit on the ultimate outcome of NASH. If pegozafermin is approved by the FDA for the treatment of SHTG based on an endpoint of the reduction of triglycerides, the FDA may still require a cardiovascular outcomes study as part of a post-marketing authorization commitment. Such a study would be time consuming and costly and we cannot guarantee that we will see positive results, which could result in the revocation of the approval. Additionally, we may be required to conduct additional clinical trials, make changes in labeling of our product, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities for pegozafermin and any future product candidates. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such product are revoked. As a result, we may experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for pegozafermin or any future product candidates would substantially harm our business.

Currently, we do not have any product candidates that have received regulatory approval. The time required to obtain approval from the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions. It is possible that none of pegozafermin or any future product candidates will ever obtain regulatory approval. Pegozafermin or any future product candidate could fail to receive regulatory approval from the FDA or comparable foreign regulatory authorities for many reasons, including those referenced in Part I, Item 1. “Business— Government Regulation and Product Approval” in our Annual Report on Form 10-K. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of the product candidate.

We plan to conduct clinical trials for pegozafermin at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We have conducted and expect in the future to conduct one or more of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Even if the FDA accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.

Further, conducting international clinical trials presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs that could restrict or limit our ability to conduct our clinical trials, the administrative burdens of conducting clinical trials under multiple sets of foreign regulations, foreign exchange fluctuations, diminished protection of intellectual property in some countries, as well as political and economic risks relevant to foreign countries.

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

Risks Related to Intellectual Property

Our success depends upon our ability to obtain and maintain intellectual property protection for our products and technologies.

Our success will depend in significant part on our current or future licensors’, licensees’ or collaborators’ ability to establish and maintain adequate protection of our owned and licensed intellectual property covering the product candidates we plan to develop, and the ability to develop these product candidates and commercialize the products resulting therefrom, without infringing the intellectual property rights of others. In addition to taking other steps to protect our intellectual property, we hold issued patents, we have applied for patents, and we intend to continue to apply for patents with claims covering our technologies, processes and product candidates when and where we deem it appropriate to do so. We have filed numerous patent applications both in the United States and in certain foreign jurisdictions to obtain patent rights to inventions we have discovered, with claims directed to compositions of matter, methods of use and other technologies relating to our programs. There can be no assurance that any of these patent applications will issue as patents or, for those applications that do mature into patents, that the claims of the patents will exclude others from making, using or selling our product candidates or products that compete with or are similar to our product candidates. In countries where we have not sought and do not seek patent protection, third parties may be able to manufacture and sell our product candidates without our permission, and we may not be able to stop them from doing so.

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

The market price of our common stock could fluctuate significantly, and you may not be able to resell your shares at or above the price you paid for your shares. Those fluctuations could be based on various factors in addition to those otherwise described in this Quarterly Report on Form 10-Q, including those described in these “Risk Factors.” Any of these factors may result in large and sudden changes in the volume and trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company.

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

As of March 31, 2023, our executive officers, directors and other holders of 5% or more of our common stock beneficially owned a majority of our outstanding common stock. As a result, our executive officers, directors and other holders of 5% or more of our common stock, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, executive officers and other holders of 5% or more of our common stock, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company.

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

3.1	Second Amended and Restated Certificate of Incorporation (filed with the SEC as Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2019).

3.2	Second Amended and Restated Bylaws (filed with the SEC as Exhibit 3.2 to the Company’s Form 8-K filed on November 15, 2019).

4.1	Specimen common stock certificate of the registrant (filed with the SEC as Exhibit 4.1 to the Company’s Form S-1/A filed on October 28, 2019).

4.2	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with SEC as Exhibit 4.1 to the Company’s Form 8-K filed on April 13, 2020).

4.3	Form of Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Form 8-K filed on July 1, 2022).

4.4	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.2 to the Company’s Form 8-K filed on July 1, 2022).

4.5	Form of Warrant to Purchase Common Stock for K2 HealthVentures LLC (filed with the SEC as Exhibit 4.1 to the Company’s Form 8-K/A filed on February 2, 2023).

10.1

Loan and Security Agreement, dated as of January 4, 2023, among 89bio, Inc., 89bio Management, Inc., 89Bio Ltd., K2 HealthVentures LLC and Ankura Trust Company, LLC (filed with the SEC as Exhibit 10.1 to the Company’s Form 8-K filed on January 6, 2023).

10.2

Amendment No. 1 to Sales Agreement, dated February 15, 2023, by and among the Company, SVB Securities LLC and Cantor Fitzgerald & Co. (filed with the SEC as Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on February 16, 2023).

10.3+	2023 Inducement Plan (filed with the SEC as Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on March 15, 2023).

10.4†*	Master Contract Services Agreement by and between 89bio, Inc. and BiBo Biopharma Engineering Co., Ltd., dated as of February 10, 2023, as amended.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

89bio, Inc.

Date: May 5, 2023	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer (principal executive officer)

Date: May 5, 2023	By:	/s/ Ryan Martins
Ryan Martins Chief Financial Officer
(principal financial and accounting officer)