Form 10-Q
period 2023-06-30
89bio, Inc.
filed 2023-08-09
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 75,480,884 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

89bio, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$245,441	$55,255
Short-term available-for-sale securities	232,554	132,905
Prepaid and other current assets	13,879	7,920
Total current assets	491,874	196,080
Operating lease right-of-use asset	280	363
Property and equipment, net	68	92
Other assets	289	289
Total assets	$492,511	$196,824
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,715	$12,502
Accrued expenses	15,056	11,944
Operating lease liability, current	173	168
Total current liabilities	25,944	24,614
Operating lease liability, non-current	98	186
Term loan, non-current, net	24,483	20,192
Total liabilities	50,525	44,992
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	75	51
Additional paid-in capital	824,977	467,374
Accumulated other comprehensive loss	(594)	(350)
Accumulated deficit	(382,472)	(315,243)
Total stockholders’ equity	441,986	151,832
Total liabilities and stockholders’ equity	$492,511	$196,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$34,915	$19,686	$57,221	$39,535
General and administrative	7,214	5,052	13,432	10,311
Total operating expenses	42,129	24,738	70,653	49,846
Loss from operations	(42,129)	(24,738)	(70,653)	(49,846)
Interest expense	(894)	(434)	(2,969)	(842)
Interest income and other, net	4,630	118	6,393	70
Net loss before income tax	(38,393)	(25,054)	(67,229)	(50,618)
Income tax expense	—	—	—	(1)
Net loss	$(38,393)	$(25,054)	$(67,229)	$(50,619)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	(355)	(77)	(241)	(272)
Foreign currency translation adjustments	1	15	(3)	18
Total other comprehensive loss	$(354)	$(62)	$(244)	$(254)
Comprehensive loss	$(38,747)	$(25,116)	$(67,473)	$(50,873)
Net loss per share, basic and diluted	$(0.52)	$(1.23)	$(1.06)	$(2.49)
Weighted-average shares used to compute net loss per share, basic and diluted	74,126,569	20,351,560	63,706,856	20,345,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2022	50,560,590	$51	$467,374	$(350)	$(315,243)	$151,832
Issuance of common stock in public offering, net of issuance costs	19,461,538	19	296,798	—	—	296,817
Issuance of common stock in at-the-market public offerings, net of issuance costs	968,000	1	13,421	—	—	13,422
Issuance of common stock upon exercise of warrants	1,682,500	2	8,958	—	—	8,960
Issuance of common stock upon exercise of stock options	61,408	—	185	—	—	185
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	133,669	—	(693)	—	—	(693)
Issuance of common stock warrants in connection with term loan	—	—	482	—	—	482
Stock-based compensation	—	—	3,551	—	—	3,551
Net loss	—	—	—	—	(28,836)	(28,836)
Other comprehensive income	—	—	—	110	—	110
Balance as of March 31, 2023	72,867,705	$73	$790,076	$(240)	$(344,079)	$445,830
Issuance of common stock in at-the-market public offerings, net of issuance costs	1,200,539	1	23,666	—	—	23,667
Issuance of common stock upon exercise of warrants	1,245,070	1	6,629	—	—	6,630
Issuance of common stock upon exercise of stock options	107,832	—	327	—	—	327
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	31,527	—	—	—	—	—
Issuance of common stock upon ESPP purchases	13,927	—	142	—	—	142
Stock-based compensation	—	—	4,137	—	—	4,137
Net loss	—	—	—	—	(38,393)	(38,393)
Other comprehensive loss	—	—	—	(354)	—	(354)
Balance as of June 30, 2023	75,466,600	$75	$824,977	$(594)	$(382,472)	$441,986

89bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	20,317,204	$20	$339,218	$(64)	$(213,217)	$125,957
Issuance of common stock upon exercise of stock options	12,065	—	29	—	—	29
Issuance of common stock upon vesting of restricted stock units, net	22,115	—	—	—	—	—
Stock-based compensation	—	—	2,512	—	—	2,512
Net loss	—	—	—	—	(25,565)	(25,565)
Other comprehensive loss	—	—	—	(192)	—	(192)
Balance as of March 31, 2022	20,351,384	$20	$341,759	$(256)	$(238,782)	$102,741
Issuance of common stock upon ESPP purchases	15,979	—	43	—	—	43
Withholding taxes related to restricted stock units	—	—	(69)	—	—	(69)
Stock-based compensation	—	—	2,586	—	—	2,586
Net loss	—	—	—	—	(25,054)	(25,054)
Other comprehensive loss	—	—	—	(62)	—	(62)
Balance as of June 30, 2022	20,367,363	$20	$344,319	$(318)	$(263,836)	$80,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(67,229)	$(50,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,688	5,098
Net (accretion) amortization on available-for-sale securities	(2,188)	128
Accretion of final payment fee on term loan	185	245
Amortization of debt issuance costs	271	152
Loss on extinguishment of term loan facility	1,208	—
Noncash operating lease expense	83	91
Depreciation	24	34
Changes in operating assets and liabilities:
Prepaid and other current assets	(5,816)	4,037
Other assets	—	(507)
Accounts payable	(1,787)	(1,936)
Accrued expenses	3,112	4,194
Operating lease liability	(83)	(96)
Net cash used in operating activities	(64,532)	(39,179)
Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	82,880	59,912
Purchases of available-for-sale securities	(180,582)	(40,731)
Purchases of property and equipment	—	(5)
Net cash (used in) provided by investing activities	(97,702)	19,176
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	296,817	28,186
Proceeds from issuance of common stock in at-the-market public offering, net of issuance costs	37,089	—
Proceeds from term loan facility, net of issuance costs	24,363	—
Proceeds from issuance of common stock upon exercise of warrants	15,590	—
Proceeds from issuance of common stock upon exercise of stock options	512	29
Proceeds from issuance of common stock upon ESPP purchases	142	43
Payment of withholding taxes related to restricted stock units	(693)	(69)
Repayment of term loan facility	(21,400)	—
Net cash provided by financing activities	352,420	28,189
Net change in cash and cash equivalents, and restricted cash	190,186	8,186
Cash and cash equivalents, and restricted cash at beginning of period	55,255	52,457
Cash and cash equivalents, and restricted cash at end of period	$245,441	$60,643
Components of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$245,441	$60,618
Restricted cash	—	25
Total cash and cash equivalents, and restricted cash	$245,441	$60,643
Supplemental disclosures of cash information:
Cash paid for interest	$1,198	$404
Cash paid for operating leases	$93	$127
Supplemental disclosures of noncash information:
Issuance of common stock warrants in connection with term loan	$482	$—
Offering costs included in other assets and accrued expenses	$—	$580

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. To date, the Company has not generated revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses for the foreseeable future until it completes development of its products and seeks regulatory approvals to market such products. The Company had cash and cash equivalents and short-term available-for-sale securities of $478.0 million as of June 30, 2023.

The Company expects that its cash and cash equivalents and short-term available-for-sale securities as of June 30, 2023 will be sufficient to fund operating expenses and capital expenditure requirements for a period of at least one year from the date these unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”).

2. Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting.

The accompanying interim condensed consolidated financial statements are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2022 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and comprehensive loss, and cash flows. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 15, 2023.

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

Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include but are not limited to accrued research and development expenses, the fair value of stock options and unrecognized tax benefits. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Unrecognized tax benefits increased by approximately $6.7 million during the three and six months ended June 30, 2023. This change had no impact on the effective tax rate because of corresponding deductions from deferred tax assets.

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

3. Fair Value Measurements

The Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2023 were as follows (in thousands):

	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Money market funds	Level 1	$18,253	$—	$—	$18,253
Commercial paper	Level 2	113,810	—	(70)	113,740
U.S. treasury bills	Level 2	93,824	16	(11)	93,829
U.S. government bonds	Level 2	77,871	1	(306)	77,566
Agency bonds	Level 2	30,529	—	(195)	30,334
Agency discount securities	Level 2	16,743	7	(5)	16,745
Corporate debt securities	Level 2	8,137	—	(40)	8,097
Total cash equivalents and available- for-sale securities		$359,167	$24	$(627)	$358,564
Classified as:
Cash equivalents					$126,010
Short-term available-for-sale securities					$232,554
Total cash equivalents and available- for-sale securities					$358,564

The Company’s financial assets measured at fair value by contractual maturity as of June 30, 2023 were as follows (in thousands):

Within one year	$333,305
After one year through two years	25,259
Total cash equivalents and available-for-sale securities	$358,564

The Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2022 were as follows (in thousands):

	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Money market funds	Level 1	$18,224	$—	$—	$18,224
Commercial paper	Level 2	104,279	1	(84)	104,196
U.S. government bonds	Level 2	18,225	1	(109)	18,117
Agency bonds	Level 2	13,986	—	(78)	13,908
Corporate debt securities	Level 2	10,488	—	(62)	10,426
U.S. treasury bills	Level 2	7,414	1	(21)	7,394
Agency discount securities	Level 2	5,216	9	—	5,225
Non-U.S. debt securities	Level 2	3,975	—	(20)	3,955
Total cash equivalents and available- for-sale securities		$181,807	$12	$(374)	$181,445
Classified as:
Cash equivalents					48,540
Short-term available-for-sale securities					132,905
Total cash equivalents and available- for-sale securities					$181,445

The Company’s financial assets measured at fair value by contractual maturity as of December 31, 2022 were as follows (in thousands):

Within one year	$175,243
After one year through two years	6,202
Total cash equivalents and available-for-sale securities	$181,445

4. Balance Sheet Components

Prepaid and other current assets consist of the following as of the periods indicated (in thousands):

	June 30, 2023	December 31, 2022
Prepaid research and development	$11,519	$5,727
Prepaid taxes	608	646
Prepaid other	1,752	1,547
Total prepaid and other current assets	$13,879	$7,920

Accrued expenses consist of the following as of the periods indicated (in thousands):

	June 30, 2023	December 31, 2022
Accrued research and development expenses	$11,023	$6,499
Accrued employee and related expenses	2,760	4,165
Accrued professional and legal fees	1,191	1,052
Accrued other expenses	82	228
Total accrued expenses	$15,056	$11,944

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

During the three and six months ended June 30, 2023 and 2022, none of the development and commercial milestones were met and accordingly, there were no milestone payments related to the Teva Agreements.

6. Term Loan

2021 Loan Agreement

In April 2020, the Company entered into a Loan and Security Agreement, (the “Loan Agreement”) with the lenders referred to therein, and Silicon Valley Bank (“SVB”), as collateral agent. The Loan Agreement as amended in May 2021 (the “2021 Loan Agreement”) provided for (i) a secured term A loan facility (the “Term A Loan Facility”) of up to $20.0 million and (ii) a secured term B loan facility (the “Term B Loan Facility”) of up to $5.0 million. The Term A Loan Facility of $20.0 million was fully drawn as of December 2022 and the Term B Loan Facility expired unused.

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

The term loans mature on January 1, 2027, provided that the maturity date may be extended to July 1, 2027, if the second and third term loans are funded and the Company achieves certain other financing milestones. The 2023 Loan Agreement provides for interest-only payments to February 1, 2025 that could be extended to February 1, 2026, provided that the maturity date is extended. Consecutive equal payments of principal and interest are due once the interest-only period has elapsed. The term loans bear interest equal to the greater of (i) 8.45% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 2.25%. The interest rate on the term loan was 9.75% at inception and 10.50% as of June 30, 2023. In addition, a final payment fee of 5.95% of the principal amount of the term loans is due upon the earlier of prepayment or maturity of the term loans. The Company has the option to prepay the entire outstanding balance of the term loans subject to a prepayment fee ranging from 3.0% to 1.0% depending on the timing of such prepayment. A commitment fee equal to 0.6% of the principal amount of the fourth term loan is also payable should such loan be funded.

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

The expected repayments of principal amount due on the term loans as of June 30, 2023 are as follows (in thousands):

Remainder of 2023	$—
2024	—
2025	10,789
2026	13,024
2027	1,187
Total principal repayments	25,000
Final payment fee	185
Total principal repayments and final payment fee	25,185
Unamortized debt discount	(702)
Total term loan, non-current, net	$24,483

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

The remaining 153,611 warrant shares are contingently exercisable upon the funding of each subsequent term loan and have the same exercise price and contractual term (the “contingent warrants”). The contingent warrants did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The initial fair value and the fair value as of June 30, 2023 of the contingent warrants was insignificant. The contingent warrants derivative liability will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded as interest expense in the condensed consolidated statements of operations and comprehensive loss. The initial fair value of the contingent warrants derivative liability was determined using a probability weighted Black-Scholes option pricing model based on the same input assumptions above.

7. Stockholders’ Equity

As of June 30, 2023, the Company’s shares of common stock available for future issuance were as follows:

Shares available for future grant under the equity incentive plans	2,044,087
Shares available for future issuance under the employee stock purchase plan	1,220,897
Shares available for future issuance upon the exercise of warrants and pre-funded warrants	11,243,527
Total available for future issuance	14,508,511

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

During the three months ending March 31, 2023, the Company received aggregate proceeds of $13.4 million, net of commissions, from sales of 968,000 shares of its common stock pursuant to the ATM Facility.

On February 15, 2023, the Company entered into Amendment No. 1 to the Sales Agreement with the Sales Agents, pursuant to which the Company may offer and sell up to $150.0 million of its common stock, from time to time, through the ATM Facility.

During the three months ended June 30, 2023, the Company received aggregate proceeds of $23.7 million, net of commissions, from sales of 1,200,539 shares of its common stock pursuant to the ATM Facility.

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

Common Stock Warrants

As of June 30, 2023, the Company’s outstanding warrants to purchase shares of its common stock were as follows:

	Shares of Common Stock Underlying Warrants	Exercise Price Per Share	Expiration Date
Warrant issued with term loan to SVB	25,000	$22.06	June 30, 2025
Warrant issued with term loan to SVB	33,923	19.12	May 28, 2031
Warrants issued with term loan to K2HV	204,815	9.76	January 27, 2033
Warrants issued in public offering	10,179,789	5.325	July 1, 2024
Pre-funded warrants issued in public offering	800,000	0.001	Do Not Expire
Total outstanding	11,243,527

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

In February 2023, the Company’s board of directors adopted the 2023 Inducement Plan (the “2023 Plan”), which also became effective in February 2023. The Company initially reserved 1,500,000 shares of common stock for issuance under the 2023 Plan. Under the 2023 Plan, new employees are eligible to receive equity awards as a material inducement to the commencement of employment with the Company. During the three and six months ended June 30, 2023, options to purchase an aggregate of 138,100 shares were granted to six new employees under the 2023 Plan.

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

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2022	3,161,917	$12.80	7.9	$16,612
Granted	1,504,300	15.02
Exercised	(169,240)	3.02
Cancelled and forfeited	(55,287)	9.08
Balance outstanding as of June 30, 2023	4,441,690	$13.97	8.2	$30,853
Exercisable as of June 30, 2023	1,877,088	$14.12	7.0	$15,647

The fair value of stock option awards granted for the periods indicated was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Six Months Ended June 30,
	2023	2022
Expected term (years)	5.5-6.1	5.5-6.1
Expected volatility	91.6-98.2%	89.9-91.0%
Risk-free interest rate	3.4-3.8%	1.6-2.8%
Expected dividend	—	—

Restricted Stock Units (“RSUs”)

The Company has granted certain employees service-based RSUs that generally vest annually over a two or three-year period. The restrictions lapse over time for these service-based RSUs. In the event of termination of the holder’s continuous service to the Company, any unvested portion of the service-based RSUs is cancelled. For the three months ended June 30, 2023 and 2022, the Company recognized $0.9 million and $0.2 million, respectively, in expense related to the service-based RSUs. For the six months ended June 30, 2023 and 2022, the Company recognized $1.6 million and $0.4 million, respectively, in expense related to the service-based RSUs.

In February 2021, the Company granted performance-based RSUs that vest as to one-third on each one-year anniversary date, subject to achievement of a development milestone and continued service to the Company. In each of February 2022 and 2023, a portion of the performance-based RSUs vested upon achievement of the development milestone and satisfaction of the continued service condition.

In February and September 2022, the Company granted performance-based RSUs that vest during the applicable performance period, subject to the achievement of certain corporate or department targets and continued service to the Company. In September 2022, March 2023 and June 2023, a portion of the performance-based RSUs that were granted in February 2022 vested upon achievement of specific targets and satisfaction of the continued service condition.

As of June 30, 2023, it was probable that the remaining performance conditions would be met for the Company’s performance-based RSUs and expense was recognized using the accelerated attribution method. For the three months ended June 30, 2023 and 2022, the Company recognized expense of $0.2 million and $0.4 million, respectively, related to performance-based RSUs. For the six months ended June 30, 2023 and 2022, the Company recognized $0.5 million and $0.7 million, respectively, in expense related to the performance-based RSUs.

The following table summarizes RSU activity for the six months ended June 30, 2023:

	Number of RSUs	Weighted Average Fair Value at Date of Grant per Unit
Balance outstanding as of December 31, 2022	1,095,738	$5.77
Granted	379,075	15.02
Vested / released	(165,196)	6.72
Cancelled / forfeited	(108,117)	6.74
Balance outstanding as of June 30, 2023	1,201,500	$8.46

The Company recorded stock-based compensation for the periods indicated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,712	$1,014	$3,199	$1,898
General and administrative	2,425	1,572	4,489	3,200
Total stock-based compensation	$4,137	$2,586	$7,688	$5,098

9. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods indicated due to their anti-dilutive effect:

	Six Months Ended June 30,
	2023	2022
Stock options to purchase common stock	4,441,690	3,152,274
Unvested RSUs	1,201,500	600,648
Warrants to purchase common stock[1]	10,443,527	58,923
Conversion shares under the term loan with K2HV	590,816	—
Total	16,677,533	3,811,845

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

NASH is a severe form of nonalcoholic fatty liver disease, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma and death. There are currently no approved products for the treatment of NASH. In 2020 and 2022, we presented positive topline results from cohorts 1 through 6 and cohort 7, respectively, in our Phase 1b/2a trial of pegozafermin in NASH patients which has informed the advancement of our clinical strategy in NASH. We initiated a Phase 2b trial (ENLIVEN) evaluating pegozafermin in fibrosis stage 2 or 3 NASH patients in June 2021. Patients received weekly doses (15 mg and 30 mg) or an every two-week dose (44 mg) of pegozafermin or placebo for 24 weeks followed by a blinded extension phase of an additional 24 weeks for a total treatment period of 48 weeks, with some of the placebo patients re-randomized to receive pegozafermin in the extension phase. In August 2022, we reported the completion of enrollment in ENLIVEN with 219 patients. We reported topline data from ENLIVEN in March 2023. The 44 mg every-two-week and the 30 mg weekly dose groups both met with high statistical significance, both of the primary histology endpoints per the U.S. Food and Drug Administration (“FDA”) guidance on endpoints for accelerated approval in non-cirrhotic NASH patients. The 44 mg every two-week and the 30 mg weekly dose groups both demonstrated at least one-stage fibrosis improvement without worsening of NASH (27% and 26%, respectively) at 3.5 times the placebo rate (7%) and NASH resolution without worsening of fibrosis (26% and 23%, respectively), between 12 to 14 times the placebo rate (2%). These dose groups also demonstrated statistically significant and clinically meaningful improvements in liver fat, non-invasive markers of liver fibrosis and inflammation as well as meaningful improvements in other metabolic and lipid markers. Pegozafermin was generally well tolerated with a favorable safety profile consistent with prior studies.

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

Results from the ENLIVEN trial were published in the New England Journal of Medicine and simultaneously presented in a late-breaking oral session at the European Association for the Study of the Liver Congress. Additional data included in these publications showed that treatment with pegozafermin resulted in significant benefit across several key sub populations of NASH patients, and adding pegozafermin to patients taking GLP-1 therapies improved key NASH measures.

The Company intends to meet with the FDA in the second half of 2023 and to pursue EU scientific advice in parallel. Subject to regulatory approval, the Company’s proposed clinical development plans include a Phase 3 trial evaluating F2/F3 patients with a histology endpoint for accelerated approval and a Phase 3 trial in parallel with an outcomes endpoint for full approval. The planned SHTG Phase 3 trials are expected to satisfy the safety database requirements.

We are also developing pegozafermin for the treatment of SHTG. In June 2022, we announced positive topline results from the ENTRIGUE Phase 2 trial of pegozafermin in SHTG patients. SHTG is a condition identified by severely elevated levels of triglycerides (≥500 mg/dL), which is associated with an increased risk of NASH, cardiovascular events and acute pancreatitis. The trial met its primary endpoint demonstrating statistically significant and clinically meaningful reductions in triglycerides from baseline and key secondary endpoints. We have received feedback from the FDA supporting the advancement of pegozafermin into Phase 3 and initiated the first of two recommended Phase 3 trials in the second quarter of 2023.

We commenced operations in 2018 and have devoted substantially all of our resources to raising capital, acquiring our initial product candidate, identifying and developing pegozafermin, licensing certain related technology, conducting research and development activities (including preclinical studies and clinical trials) and providing general and administrative support for these operations.

As of June 30, 2023, our cash and cash equivalents and short-term available-for-sale securities totaled $478.0 million. Based on our current operating plan, we believe that our cash and cash equivalents and short-term available-for-sale securities as of June 30, 2023 will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).

We have incurred net losses since our inception. Our net losses for the three months ended June 30, 2023 and 2022 were $38.4 million and $25.1 million, respectively. Our net losses for the six months ended June 30, 2023 and 2022 were $67.2 million and $50.6 million, respectively. As of June 30, 2023, we had an accumulated deficit of $382.5 million. We expect to continue to incur significant expenses and increasing operating losses as we advance pegozafermin and any future product candidates through clinical trials, seek regulatory approval for pegozafermin and any future product candidates, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, protect our intellectual property, prepare for and, if approved, proceed to commercialization of pegozafermin and any future product candidates, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Results of Operations

Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$34,915	$19,686	$15,229
General and administrative	7,214	5,052	2,162
Total operating expenses	42,129	24,738	17,391
Loss from operations	(42,129)	(24,738)	(17,391)
Interest expense	(894)	(434)	(460)
Interest income and other, net	4,630	118	4,512
Net loss before tax	$(38,393)	$(25,054)	$(13,339)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Contract manufacturing	$15,229	$3,182	$12,047
Clinical development	14,088	12,873	1,215
Personnel-related expenses	5,289	3,393	1,896
Other expenses	309	238	71
Total research and development expenses	$34,915	$19,686	$15,229

Research and development expenses increased by $15.2 million, or 77%, to $34.9 million for the three months ended June 30, 2023 from $19.7 million for the three months ended June 30, 2022. The change was due to an increase of $12.0 million in contract manufacturing costs related to manufacturing and scale-up activities, an increase of $1.9 million in personnel-related costs primarily due to higher payroll costs and stock-based compensation, and an increase of $1.2 million in clinical development costs, as a result of initiating the first of two recommended Phase 3 trials of pegozafermin.

General and Administrative Expenses

General and administrative expenses increased by $2.2 million, or 43%, to $7.2 million for the three months ended June 30, 2023 from $5.1 million for the three months ended June 30, 2022. The change was primarily due to an increase of $1.3 million in costs related to professional services to support our continued growth and an increase of $1.1 million in personnel-related costs primarily due to stock-based compensation, offset in part by a decrease of $0.3 million in insurance-related costs.

Interest Expense

Interest expense increased by $0.5 million to $0.9 million for the three months ended June 30, 2023 from $0.4 million for the three months ended June 30, 2022, primarily due to higher interest rates and term loan balance during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Interest Income and Other, Net

Interest income and other, net increased by $4.5 million to $4.6 million for the three months ended June 30, 2023 from $0.1 million for the three months ended June 30, 2022, primarily due to higher interest income from our cash equivalents and short-term available-for-sale securities as a result of higher investment balances and favorable interest rates during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented (in thousands):

	Six months ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$57,221	$39,535	$17,686
General and administrative	13,432	10,311	3,121
Total operating expenses	70,653	49,846	20,807
Loss from operations	(70,653)	(49,846)	(20,807)
Interest expense	(2,969)	(842)	(2,127)
Interest income and other, net	6,393	70	6,323
Net loss before tax	$(67,229)	$(50,618)	$(16,611)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Six months ended June 30,
	2023	2022	Change
Contract manufacturing	$23,135	$7,496	$15,639
Clinical development	23,054	24,058	(1,004)
Personnel-related expenses	10,315	7,338	2,977
Other expenses	717	643	74
Total research and development expenses	$57,221	$39,535	$17,686

Research and development expenses increased by $17.7 million, or 45%, to $57.2 million for the six months ended June 30, 2023 from $39.5 million for the six months ended June 30, 2022. The change was due to an increase of $15.6 million in contract manufacturing costs related to manufacturing and scale-up activities and an increase of $3.0 million in personnel-related costs primarily due to higher payroll costs and stock-based compensation, offset in part by a decrease of $1.0 million in clinical development costs, mainly as a result of approaching the end of one of our on-going trials.

General and Administrative Expenses

General and administrative expenses increased by $3.1 million, or 30%, to $13.4 million for the six months ended June 30, 2023 from $10.3 million for the six months ended June 30, 2022. The change was primarily due to an increase of $2.1 million in costs related to professional services to support our continued growth and an increase of $1.5 million in personnel-related costs primarily due to stock-based compensation, offset in part by a decrease of $0.5 million in insurance-related costs.

Interest Expense

Interest expense increased by $2.1 million to $3.0 million for the six months ended June 30, 2023 from $0.8 million for the six months ended June 30, 2022, primarily due to a $1.2 million loss on extinguishment upon repayment of our prior term loan and due to higher interest rates and term loan balance during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Interest Income and Other, Net

Interest income and other, net increased by $6.3 million to $6.4 million for the six months ended June 30, 2023 from $0.1 million for the six months ended June 30, 2022, primarily due to higher interest income from our cash equivalents and short-term available-for-sale securities as a result of higher investment balances and favorable interest rates during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of June 30, 2023, we had available cash and cash equivalents and short-term available-for-sale securities of $478.0 million and an accumulated deficit of $382.5 million.

In March 2021, we entered into a sales agreement (the “Sales Agreement”) with SVB Securities LLC and Cantor Fitzgerald & Co. (the “Sales Agents”) pursuant to which we may offer and sell up to $75.0 million of our common stock, from time to time, in “at-the-market” offerings (the “ATM Facility”). The Sales Agents are entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. During the three months ending March 31, 2023, pursuant to our ATM Facility, we received aggregate proceeds of $13.4 million, net of commissions from sales of 968,000 shares of our common stock. In February 2023, we entered into Amendment No. 1 to the Sales Agreement with the Sales Agents, pursuant to which we may offer and sell up to $150.0 million of our common stock, from time to time, through the ATM Facility. During the three months ended June 30, 2023, the Company received aggregate proceeds of $23.7 million, net of commissions from sales of 1,200,539 shares of its common stock pursuant to the ATM Facility.

In July 2022, we completed an underwritten public offering of our common stock, warrants to purchase shares of our common stock and pre-funded warrants to purchase shares of our common stock and raised aggregate proceeds of $88.2 million, net of underwriting discounts and commissions of $5.7 million and other offering costs of $0.6 million. As of June 30, 2023, warrants to purchase 10,179,789 shares of our common stock at an exercise price of $5.325 per share remain outstanding. Our pre-funded warrants to purchase shares of our common stock are exercisable for a nominal amount. In March 2023, we completed an underwritten public offering of our common stock and sold 19,461,538 shares of our common stock at a public offering price of $16.25 per share. We raised aggregate proceeds of $296.8 million, net of underwriting discounts and commissions of $19.0 million and other offering costs of $0.5 million.

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

Based on our research and development plans, we expect that our existing cash and cash equivalents and short-term available-for-sale securities as of June 30, 2023 will be sufficient to fund our anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. However, our operating plans and other demands on our cash resources may change as a result of many factors, and we may seek additional funds sooner than planned. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six months ended June 30,
	2023	2022
Net cash (used in) provided by
Operating activities	$(64,532)	$(39,179)
Investing activities	(97,702)	19,176
Financing activities	352,420	28,189
Net change in cash and cash equivalents, and restricted cash	$190,186	$8,186

Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities was $64.5 million, which consisted of a net loss of $67.2 million and a net change of $4.6 million in our net operating assets and liabilities, offset in part by non-cash charges of $7.3 million. The change in our operating assets and liabilities was primarily due to a $5.8 million increase in prepaid and other current assets due to higher contract manufacturing costs related to manufacturing and scale-up related spend and a net increase of $1.3 million in accounts payable and accrued expenses due to the timing of payments. The non-cash charges are primarily comprised of $7.7 million in stock-based compensation, $1.2 million in loss recognized on extinguishment of our prior term loan, $0.3 million in amortization of debt issuance costs, and $0.2 million in accretion of the final payment fee related to our new term loan facility, offset in part by $2.2 million of net accretion on available-for-sale securities.

During the six months ended June 30, 2022, net cash used in operating activities was $39.2 million, which consisted of a net loss of $50.6 million, offset in part by non-cash charges of $5.7 million and a net change of $5.7 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of $5.1 million in stock-based compensation, $0.2 million in accretion of the final payment fee related to our prior term loan facility, $0.2 million in amortization of debt issuance costs and $0.1 million in amortization of premium on available-for-sale securities. The change in our operating assets and liabilities was primarily due to a $4.0 million decrease in prepaid and other current assets and a $2.3 million increase in accounts payable and accrued expenses due to the timing of payments, partially offset by a $0.5 million increase in other assets, primarily due to offering costs related to our public offering.

Investing Activities

During the six months ended June 30, 2023, net cash used by investing activities was $97.7 million, which consisted of $180.6 million in purchases of available-for-sale securities, offset in part by $82.9 million in proceeds from sales and maturities of available-for-sale securities.

During the six months ended June 30, 2022, net cash provided by investing activities was $19.2 million, which primarily consisted of $59.9 million in proceeds from maturities of available-for-sale securities, offset in part by $40.7 million in purchases of available-for-sale securities.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $352.4 million, which primarily consisted of net proceeds of $296.8 million from the sale of our common stock from our public offering, net proceeds of $37.1 million pursuant to the sale of our common stock under our ATM Facility, net proceeds of $24.4 million from our new term loan facility pursuant to our 2023 Loan Agreement, and proceeds of $15.6 million from the exercise of warrants. This was offset in part primarily by the repayment of $21.4 million on our prior term loan, including the final payment and prepayment fees.

During the six months ended June 30, 2022, net cash provided by financing activities was $28.2 million, which primarily related to proceeds received in the period related to our public offering that closed in July 2022.

Debt Obligations

Our 2023 Loan Agreement provides for term loans up to $100.0 million. As of June 30, 2023, we had drawn the first term loan of $25.0 million. The term loans mature on January 1, 2027, provided that the maturity date may be extended to July 1, 2027, if the second and third term loans are funded and we achieve certain other financing milestones. The 2023 Loan Agreement provides for interest-only payments to February 1, 2025 that could be extended to February 1, 2026, provided that the maturity date is extended. Consecutive equal payments of principal and interest rates are due once the interest-only period has elapsed. The term loans bear interest equal to the greater of (i) 8.45% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 2.25%. The interest rate on the term loan was 10.50% as of June 30, 2023. In addition, a final payment fee of 5.95% of the principal amount of the term loans is due upon the earlier of prepayment or maturity of the term loans. We have the option to prepay not less than all of the outstanding term loans subject to a prepayment fee ranging from 3.0% to 1.0% depending on the timing of such prepayment. A 0.6% commitment fee is also payable should the fourth term loan be funded.

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

Based on the aggregate market value of our common stock held by non-affiliates as of June 30, 2023, we believe we will become a “large accelerated filer” and no longer qualify as an emerging growth company or smaller reporting company as of December 31, 2023. Because we believe our emerging growth company and non-accelerated filer status will expire on December 31, 2023, we expect to be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, to include in our Annual Report on Form 10-K for the year ending December 31, 2023 an attestation report as to the effectiveness of our internal control over financial reporting that is issued by our independent registered public accounting firm. In addition, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2024, we expect to no longer be permitted to take advantage of the reduced reporting requirements applicable to smaller reporting companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
We rely on a license from Teva Pharmaceutical Industries Ltd (“Teva”) and a sublicense from ratiopharm to patents and know-how related to glycoPEGylation technology that are used in the development, manufacture and commercialization of pegozafermin. Any termination or loss of significant rights, including the right to glycoPEGylation technology, or breach, under these agreements or any future license agreement related to our product candidates, would materially and adversely affect our ability to continue the development and commercialization of the related product candidates.

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

Pegozafermin and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and comparable foreign regulatory authorities before obtaining marketing approval from these regulatory authorities. The drug development and approval process is lengthy and expensive, and approval is never certain. Investigational new drugs, such as pegozafermin, may not prove to be safe and effective in clinical trials. We have no direct experience as a company in conducting pivotal trials required to obtain regulatory approval and we expect that the Phase 3 trials we are conducting and plan to conduct will be more expansive and complex than the trials we have conducted to date. We may be unable to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants, procure sufficient supply or begin or successfully complete clinical trials in a timely fashion, if at all. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support regulatory approval. Even if a current clinical trial is successful, it may be insufficient to demonstrate that pegozafermin is safe or effective for registration purposes.

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

In addition, if pegozafermin receives approval and is commercialized, we will be required to make milestone and royalty payments to Teva, from whom we acquired certain patents and intellectual property rights relating to pegozafermin, and from whom we licensed patents and know-how related to glycoPEGylation technology that is used in the manufacture of pegozafermin. For additional information regarding this license agreement, please see Note 5 of our accompanying unaudited condensed consolidated financial statements.

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

We do not have a long-term supply agreement with any third-party manufacturer and there is no guarantee that our third-party manufacturers will be able to fulfill our supply needs. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufacture product candidates or products ourselves. For example, if any of our third-party manufacturers or vendors, including our fill-finish vendor, are not able to fulfill their supply or manufacturing obligations in a timely manner, our clinical trials may be delayed. In addition, if we do not maintain our key manufacturing relationships, we may fail to find replacement manufacturers or develop our own manufacturing capabilities in a timely manner or at all, which could delay or impair our ability to obtain regulatory approval for our products and substantially increase our costs or deplete profit margins, if any. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us, and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other comparable foreign regulatory authorities.

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

We are also developing pegozafermin for the treatment of SHTG. Clinical trials for the treatment of SHTG may be relatively costly and time-consuming. In addition, the requirements for approval by the FDA and comparable foreign regulatory authorities may change over time. If the FDA requires additional evidence in addition to our ongoing Phase 3 program in SHTG to support a successful submission for approval, we may be required to make changes to our program design that could impact timelines and cost.

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

The biopharmaceutical industry is intensely competitive and subject to rapid innovation and significant technological advancements. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies, universities and other research institutions. A number of biotechnology and pharmaceutical companies are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting. Certain of these companies have recently published positive data regarding their clinical trials, which may further increase the competition we face. Smaller or earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Given the high incidence of NASH and SHTG, it is likely that the number of companies seeking to develop products and therapies for the treatment of liver and cardio-metabolic diseases, such as NASH and SHTG, will increase. We may also face competition indirectly from companies seeking to develop therapies to treat obesity.

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

Our business and its operations, including but not limited to our research and development activities, have been adversely affected by health epidemics in regions where we have business operations, and such health epidemics have caused and could continue to cause significant disruption in the operations of third parties upon whom we rely. In response to COVID-19, we have implemented a hybrid work policy, the effects of which may negatively impact our growth, including our ability to recruit and onboard new employees, and productivity.

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

Certain of our executive officers and directors have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer or director when entering into the plan, without further direction from the executive officer or director. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers and directors also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information.

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

As of June 30, 2023, our executive officers, directors and other holders of 5% or more of our common stock beneficially owned a majority of our outstanding common stock. As a result, our executive officers, directors and other holders of 5% or more of our common stock, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, executive officers and other holders of 5% or more of our common stock, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company.

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

Based on the aggregate market value of our common stock held by non-affiliates as of June 30, 2023, we believe we will become a “large accelerated filer” and no longer qualify as an emerging growth company or smaller reporting company as of December 31, 2023. Because we believe our emerging growth company and non-accelerated filer status will expire on December 31, 2023, we expect to be required, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (“Section 404”), to include in our Annual Report on Form 10-K for the year ending December 31, 2023 an attestation report as to the effectiveness of our internal control over financial reporting that is issued by our independent registered public accounting firm. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, our independent registered public accounting firm may issue a report that is adverse, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the SEC or Section 404. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

As of December 31, 2022, we had U.S. federal and state net operating loss (“NOL”) carryforwards of $160.9 million and $169.8 million, respectively, which may be available to offset future taxable income. As of December 31, 2022, we also had gross federal tax credits of $4.3 million, which may be used to offset future tax liabilities. These NOLs and tax credit carryforwards will begin to expire in 2040. Use of our NOL carryforwards and tax credit carryforwards depends on many factors, including having current or future taxable income, which cannot be assured. In addition, the Company is currently under examination by the Israeli tax authorities for 2018 and 2019, which could impact our NOL carryforwards, as well as our results of operations and financial condition if we are required to make any payments at the conclusion of the examination.

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

3.1	Second Amended and Restated Certificate of Incorporation (filed with the SEC as Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2019).

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of 89bio, Inc. (filed with the SEC as Exhibit 3.1 to the Company’s Form 8-K filed on June 9, 2023).

3.3	Second Amended and Restated Bylaws (filed with the SEC as Exhibit 3.2 to the Company’s Form 8-K filed on November 15, 2019).

4.1	Specimen common stock certificate of the registrant (filed with the SEC as Exhibit 4.1 to the Company’s Form S-1/A filed on October 28, 2019).

4.2	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with SEC as Exhibit 4.1 to the Company’s Form 8-K filed on April 13, 2020).

4.3	Form of Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Form 8-K filed on July 1, 2022).

4.4	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.2 to the Company’s Form 8-K filed on July 1, 2022).

4.5	Form of Warrant to Purchase Common Stock for K2 HealthVentures LLC (filed with the SEC as Exhibit 4.1 to the Company’s Form 8-K/A filed on February 2, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

89bio, Inc.

Date: August 9, 2023	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer (principal executive officer)

Date: August 9, 2023	By:	/s/ Ryan Martins
Ryan Martins Chief Financial Officer
(principal financial and accounting officer)