Form 10-Q
period 2023-09-30
89bio, Inc.
filed 2023-11-09
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 75,638,516 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

89bio, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$251,926	$55,255
Short-term available-for-sale securities	196,378	132,905
Prepaid and other current assets	11,222	7,920
Total current assets	459,526	196,080
Operating lease right-of-use asset	238	363
Property and equipment, net	58	92
Other assets	289	289
Total assets	$460,111	$196,824
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,903	$12,502
Accrued expenses	14,133	11,944
Operating lease liability, current	176	168
Total current liabilities	25,212	24,614
Operating lease liability, non-current	53	186
Term loan, non-current, net	24,637	20,192
Total liabilities	49,902	44,992
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	75	51
Additional paid-in capital	827,878	467,374
Accumulated other comprehensive loss	(547)	(350)
Accumulated deficit	(417,197)	(315,243)
Total stockholders’ equity	410,209	151,832
Total liabilities and stockholders’ equity	$460,111	$196,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$31,417	$22,197	$88,638	$61,732
General and administrative	7,928	4,844	21,360	15,155
Total operating expenses	39,345	27,041	109,998	76,887
Loss from operations	(39,345)	(27,041)	(109,998)	(76,887)
Interest expense	(959)	(535)	(3,928)	(1,377)
Interest income and other, net	5,579	773	11,972	843
Net loss before income tax	(34,725)	(26,803)	(101,954)	(77,421)
Income tax expense	—	(2)	—	(3)
Net loss	$(34,725)	$(26,805)	$(101,954)	$(77,424)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	41	(136)	(200)	(408)
Foreign currency translation adjustments	6	14	3	32
Total other comprehensive income (loss)	$47	$(122)	$(197)	$(376)
Comprehensive loss	$(34,678)	$(26,927)	$(102,151)	$(77,800)
Net loss per share, basic and diluted	$(0.45)	$(0.57)	$(1.50)	$(2.63)
Weighted-average shares used to compute net loss per share, basic and diluted	76,336,050	47,253,527	67,962,848	29,413,421

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2022	50,560,590	$51	$467,374	$(350)	$(315,243)	$151,832
Issuance of common stock in public offering, net of issuance costs	19,461,538	19	296,798	—	—	296,817
Issuance of common stock in at-the-market public offerings, net of issuance costs	968,000	1	13,421	—	—	13,422
Issuance of common stock upon exercise of warrants	1,682,500	2	8,958	—	—	8,960
Issuance of common stock upon exercise of stock options	61,408	—	185	—	—	185
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	133,669	—	(693)	—	—	(693)
Issuance of common stock warrants in connection with term loan	—	—	482	—	—	482
Stock-based compensation	—	—	3,551	—	—	3,551
Net loss	—	—	—	—	(28,836)	(28,836)
Other comprehensive income	—	—	—	110	—	110
Balance as of March 31, 2023	72,867,705	$73	$790,076	$(240)	$(344,079)	$445,830
Issuance of common stock in at-the-market public offerings, net of issuance costs	1,200,539	1	23,666	—	—	23,667
Issuance of common stock upon exercise of warrants	1,245,070	1	6,629	—	—	6,630
Issuance of common stock upon exercise of stock options	107,832	—	327	—	—	327
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	31,527	—	—	—	—	—
Issuance of common stock upon ESPP purchases	13,927	—	142	—	—	142
Stock-based compensation	—	—	4,137	—	—	4,137
Net loss	—	—	—	—	(38,393)	(38,393)
Other comprehensive loss	—	—	—	(354)	—	(354)
Balance as of June 30, 2023	75,466,600	$75	824,977	$(594)	$(382,472)	$441,986
Issuance of common stock upon exercise of stock options	27,372	—	117	—	—	117
Issuance of common stock upon vesting of restricted stock units, net of withholding taxes	144,544	—	(1,597)	—	—	(1,597)
Stock-based compensation	—	—	4,381	—	—	4,381
Net loss	—	—	—	—	(34,725)	(34,725)
Other comprehensive income	—	—	—	47	—	47
Balance as of September 30, 2023	75,638,516	$75	$827,878	$(547)	$(417,197)	$410,209

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

89bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(101,954)	$(77,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,069	7,598
Net accretion on available-for-sale securities	(4,297)	(183)
Accretion of final payment fee on term loan	285	365
Amortization of debt issuance costs	410	227
Loss on extinguishment of term loan facility	1,208	—
Noncash operating lease expense	125	135
Depreciation	34	50
Changes in operating assets and liabilities:
Prepaid and other current assets	(3,238)	4,756
Other assets	—	72
Accounts payable	(1,599)	7,308
Accrued expenses	2,189	3,243
Operating lease liability	(125)	(141)
Net cash used in operating activities	(94,893)	(53,994)
Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale securities	157,428	87,260
Purchases of available-for-sale securities	(216,804)	(110,137)
Purchases of property and equipment	—	(5)
Net cash used in investing activities	(59,376)	(22,882)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offering, net of issuance costs	296,817	88,239
Proceeds from issuance of common stock in at-the-market public offering, net of issuance costs	37,089	8,370
Proceeds from term loan facility, net of issuance costs	24,363	—
Proceeds from issuance of common stock upon exercise of warrants	15,590	53
Proceeds from issuance of common stock upon exercise of stock options	629	237
Proceeds from issuance of common stock upon ESPP purchases	142	43
Payment of withholding taxes related to restricted stock units	(2,290)	(122)
Repayment of term loan facility	(21,400)	—
Net cash provided by financing activities	350,940	96,820
Net change in cash and cash equivalents, and restricted cash	196,671	19,944
Cash and cash equivalents, and restricted cash at beginning of period	55,255	52,457
Cash and cash equivalents at end of period	$251,926	$72,401
Supplemental disclosures of cash information:
Cash paid for interest	$1,913	$706
Cash paid for operating leases	$139	$187
Supplemental disclosures of noncash information:
Issuance of common stock warrants in connection with term loan	$482	$—
Remeasurement of lease liability and right of use asset in connection with lease modification	$—	$338

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. To date, the Company has not generated revenues from its activities and has incurred substantial operating losses. Management expects the Company to continue to generate substantial operating losses for the foreseeable future until it completes development of its products and seeks regulatory approvals to market such products. The Company had cash and cash equivalents and short-term available-for-sale securities of $448.3 million as of September 30, 2023.

The Company expects that its cash and cash equivalents and short-term available-for-sale securities as of September 30, 2023 will be sufficient to fund operating expenses and capital expenditure requirements for a period of at least one year from the date these unaudited condensed consolidated financial statements are filed with the Securities and Exchange Commission (“SEC”).

2. Summary of Significant Accounting Policies

Unaudited Condensed Consolidated Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting.

The accompanying interim condensed consolidated financial statements are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2022 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position, results of operations and comprehensive loss, and cash flows. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements as of that date. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 15, 2023.

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

There was no change in unrecognized tax benefits during the three months ended September 30, 2023. Unrecognized tax benefits increased by approximately $6.7 million during the nine months ended September 30, 2023. This change had no impact on the effective tax rate because of corresponding deductions from deferred tax assets.

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

3. Fair Value Measurements

The Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2023 were as follows (in thousands):

	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Money market funds	Level 1	$8,947	$—	$—	$8,947
Commercial paper	Level 2	104,151	—	(50)	104,101
U.S. treasury bills	Level 2	115,237	11	(12)	115,236
U.S. government bonds	Level 2	89,910	1	(278)	89,633
Agency bonds	Level 2	32,660	—	(197)	32,463
Agency discount securities	Level 2	2,479	—	(3)	2,476
Corporate debt securities	Level 2	3,159	—	(34)	3,125
Total cash equivalents and available- for-sale securities		$356,543	$12	$(574)	$355,981
Classified as:
Cash equivalents					$159,603
Short-term available-for-sale securities					196,378
Total cash equivalents and available- for-sale securities					$355,981

The Company’s financial assets measured at fair value by contractual maturity as of September 30, 2023 were as follows (in thousands):

Within one year	$316,468
After one year through two years	39,513
Total cash equivalents and available-for-sale securities	$355,981

The Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2022 were as follows (in thousands):

	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Money market funds	Level 1	$18,224	$—	$—	$18,224
Commercial paper	Level 2	104,279	1	(84)	104,196
U.S. government bonds	Level 2	18,225	1	(109)	18,117
Agency bonds	Level 2	13,986	—	(78)	13,908
Corporate debt securities	Level 2	10,488	—	(62)	10,426
U.S. treasury bills	Level 2	7,414	1	(21)	7,394
Agency discount securities	Level 2	5,216	9	—	5,225
Non-U.S. debt securities	Level 2	3,975	—	(20)	3,955
Total cash equivalents and available- for-sale securities		$181,807	$12	$(374)	$181,445
Classified as:
Cash equivalents					$48,540
Short-term available-for-sale securities					132,905
Total cash equivalents and available- for-sale securities					$181,445

The Company’s financial assets measured at fair value by contractual maturity as of December 31, 2022 were as follows (in thousands):

Within one year	$175,243
After one year through two years	6,202
Total cash equivalents and available-for-sale securities	$181,445

4. Balance Sheet Components

Prepaid and other current assets consist of the following as of the periods indicated (in thousands):

	September 30, 2023	December 31, 2022
Prepaid research and development	$9,193	$5,727
Prepaid taxes	611	646
Prepaid other	1,418	1,547
Total prepaid and other current assets	$11,222	$7,920

Accrued expenses consist of the following as of the periods indicated (in thousands):

	September 30, 2023	December 31, 2022
Accrued research and development expenses	$8,684	$6,499
Accrued employee and related expenses	3,937	4,165
Accrued professional and legal fees	1,432	1,052
Accrued other expenses	80	228
Total accrued expenses	$14,133	$11,944

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

During the three and nine months ended September 30, 2023 and 2022, none of the development and commercial milestones were met and accordingly, there were no milestone payments related to the Teva Agreements (see Note 10).

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

2023 Loan Agreement

In January 2023, the Company executed the 2023 Loan Agreement with the lenders referred to therein, K2 HealthVentures LLC (“K2HV”) as administrative agent and Ankura Trust Company, LLC as collateral agent. The 2023 Loan Agreement provides for up to $100.0 million in aggregate principal in term loans, consisting of a first term loan of $25.0 million that was funded at closing, two subsequent term loans totaling $25.0 million that may be funded upon the achievement of certain time-based, clinical and regulatory milestones, and a fourth term loan of up to $50.0 million that may be funded upon discretionary approval by the lenders. As of September 30, 2023, the second term loan of $15.0 million expired unused.

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

The term loans mature on January 1, 2027 and provide for interest-only payments until February 1, 2025. Consecutive equal payments of principal and interest are due once the interest-only period has elapsed. The term loans bear interest equal to the greater of (i) 8.45% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 2.25%. The interest rate on the term loan was 9.75% at inception and 10.75% as of September 30, 2023. In addition, a final payment fee of 5.95% of the principal amount of the term loans is due upon the earlier of prepayment or maturity of the term loans. The Company has the option to prepay the entire outstanding balance of the term loans subject to a prepayment fee ranging from 3.0% to 1.0% depending on the timing of such prepayment. A commitment fee equal to 0.6% of the principal amount of the fourth term loan is also payable should such loan be funded.

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

The expected repayments of principal amount due on the term loans as of September 30, 2023 are as follows (in thousands):

Remainder of 2023	$—
2024	—
2025	10,774
2026	13,036
2027	1,190
Total principal repayments	25,000
Final payment fee	285
Total principal repayments and final payment fee	25,285
Unamortized debt discount	(648)
Total term loan, non-current, net	$24,637

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

Of the remaining 153,611 warrant shares (the “contingent warrants”), 122,839 warrant shares are contingently exercisable upon the funding of each subsequent term loan and have the same exercise price and contractual term and 30,722 warrant shares associated with the second term loan were forfeited as of September 30, 2023. The contingent warrants did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The initial fair value and the fair value as of September 30, 2023 of the contingent warrants was insignificant. The contingent warrants derivative liability is remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded as interest expense in the condensed consolidated statements of operations and comprehensive loss. The initial fair value of the contingent warrants derivative liability was determined using a probability weighted Black-Scholes option pricing model based on the same input assumptions above.

7. Stockholders’ Equity

As of September 30, 2023, the Company’s shares of common stock available for future issuance were as follows:

Shares available for future grant under the equity incentive plans	1,848,784
Shares available for future issuance under the employee stock purchase plan	1,220,897
Shares available for future issuance upon the exercise of warrants and pre-funded warrants	11,212,805
Total available for future issuance	14,282,486

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

During the three months ended March 31, 2023, the Company received aggregate proceeds of $13.4 million, net of commissions, from sales of 968,000 shares of its common stock pursuant to the ATM Facility.

On February 15, 2023, the Company entered into Amendment No. 1 to the Sales Agreement with the Sales Agents, pursuant to which the Company may offer and sell up to $150.0 million of its common stock, from time to time, through the ATM Facility at a commission of up to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement.

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

Common Stock Warrants

As of September 30, 2023, the Company’s outstanding warrants to purchase shares of its common stock were as follows:

	Shares of Common Stock Underlying Warrants	Exercise Price Per Share	Expiration Date
Warrant issued with term loan to SVB	25,000	$22.06	June 30, 2025
Warrant issued with term loan to SVB	33,923	19.12	May 28, 2031
Warrants issued with term loan to K2HV	174,093	9.76	January 27, 2033
Warrants issued in public offering	10,179,789	5.325	July 1, 2024
Pre-funded warrants issued in public offering	800,000	0.001	Do Not Expire
Total outstanding	11,212,805

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

In February 2023, the Company’s board of directors adopted the 2023 Inducement Plan (the “2023 Plan”), which also became effective in February 2023. The Company initially reserved 1,500,000 shares of common stock for issuance under the 2023 Plan. Under the 2023 Plan, new employees are eligible to receive equity awards as a material inducement to the commencement of employment with the Company. During the three and nine months ended September 30, 2023, options to purchase an aggregate of 279,600 and 417,700 shares, respectively, were granted to 14 and 20 new employees, respectively, under the 2023 Plan.

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

Stock Options

The following table summarizes stock option activity under the Company's equity incentive plans for the nine months ended September 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2022	3,161,917	$12.80	7.9	$16,612
Granted	1,783,900	15.18
Exercised	(196,612)	3.20
Cancelled and forfeited	(70,178)	10.77
Balance outstanding as of September 30, 2023	4,679,027	$14.14	8.0	$19,912
Exercisable as of September 30, 2023	2,005,286	$14.22	6.8	$12,824

The fair value of stock option awards granted for the periods indicated was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2023	2022
Expected term (years)	5.5-6.1	5.5-6.1
Expected volatility	91.6-99.2%	89.9-91.0%
Risk-free interest rate	3.4-4.6%	1.6-3.4%
Expected dividend	—	—

Restricted Stock Units (“RSUs”)

The Company has granted certain employees service-based RSUs that generally vest annually over a two or three-year period. The restrictions lapse over time for these service-based RSUs. In the event of termination of the holder’s continuous service to the Company, any unvested portion of the service-based RSUs is cancelled. For the three months ended September 30, 2023 and 2022, the Company recognized $0.9 million and $0.3 million, respectively, in expense related to the service-based RSUs. For the nine months ended September 30, 2023 and 2022, the Company recognized $2.4 million and $0.7 million, respectively, in expense related to the service-based RSUs.

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

As of September 30, 2023, it was probable that the remaining performance conditions would be met for the Company’s performance-based RSUs and expense was recognized using the accelerated attribution method. For the three months ended September 30, 2023 and 2022, the Company recognized expense of $0.2 million and $0.3 million, respectively, related to performance-based RSUs. For the nine months ended September 30, 2023 and 2022, the Company recognized $0.8 million and $1.1 million, respectively, in expense related to the performance-based RSUs.

The following table summarizes RSU activity for the nine months ended September 30, 2023:

	Number of RSUs	Weighted Average Fair Value at Date of Grant per Unit
Balance outstanding as of December 31, 2022	1,095,738	$5.77
Granted	379,075	15.02
Vested / released	(309,740)	5.82
Cancelled / forfeited	(177,523)	$5.89
Balance outstanding as of September 30, 2023	987,550	$9.28

The Company recorded stock-based compensation for the periods indicated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,938	$1,019	$5,136	$2,917
General and administrative	2,443	1,481	6,933	4,681
Total stock-based compensation	$4,381	$2,500	$12,069	$7,598

9. Net Loss Per Share

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods indicated due to their anti-dilutive effect:

	Nine Months Ended September 30,
	2023	2022
Stock options to purchase common stock	4,679,027	3,123,221
Unvested RSUs	987,550	1,118,735
Warrants to purchase common stock[1]	10,412,805	13,358,782
Conversion shares under the term loan with K2HV	590,816	—
ESPP	9,758	20,353
Total	16,679,956	17,621,091

1 The table above excludes pre-funded warrants issued in connection with the July 2022 public offering (see Note 7).

10. Subsequent Events

Teva Agreements

In October 2023, the Company achieved a clinical development milestone related to the enrollment of patients pursuant to the Teva Agreements. As a result, a $2.5 million milestone payment became due and payable (see Note 5).

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

NASH is a severe form of nonalcoholic fatty liver disease, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma and death. There are currently no approved products for the treatment of NASH. In 2020 and 2022, we presented positive topline results from cohorts 1 through 6 and cohort 7, respectively, in our Phase 1b/2a trial of pegozafermin in NASH patients which has informed the advancement of our clinical strategy in NASH. We initiated a Phase 2b trial (ENLIVEN) evaluating pegozafermin in fibrosis stage 2 or 3 NASH patients in June 2021. Patients received weekly doses (15 mg and 30 mg) or an every two-week dose (44 mg) of pegozafermin or placebo for 24 weeks followed by a blinded extension phase of an additional 24 weeks for a total treatment period of 48 weeks, with some of the placebo patients re-randomized to receive pegozafermin in the extension phase. In August 2022, we reported the completion of enrollment in ENLIVEN with 219 patients. We reported topline data from ENLIVEN in March 2023. The 44 mg every-two-week and the 30 mg weekly dose groups both met with high statistical significance, both of the primary histology endpoints per the U.S. Food and Drug Administration (“FDA”) guidance on endpoints for accelerated approval in non-cirrhotic NASH patients. The 44 mg every two-week and the 30 mg weekly dose groups both demonstrated at least one-stage fibrosis improvement without worsening of NASH (27% and 26%, respectively) at 3.5 times the placebo rate (7%) and NASH resolution without worsening of fibrosis (26% and 23%, respectively), between 12 to 14 times the placebo rate (2%). These dose groups also demonstrated statistically significant and clinically meaningful improvements in liver fat, non-invasive markers of liver fibrosis and inflammation as well as meaningful improvements in other metabolic and lipid markers. Pegozafermin was generally well tolerated with a favorable safety profile consistent with prior studies. In September 2023, the FDA granted breakthrough therapy designation to pegozafermin in patients with NASH.

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

We expect to receive feedback from the FDA regarding our clinical development in the fourth quarter of 2023 and to pursue EU scientific advice in parallel. Subject to regulatory approval, our proposed clinical development plans include a Phase 3 trial evaluating F2/F3 patients with a histology endpoint for accelerated approval and a Phase 3 trial in parallel with an outcomes endpoint for full approval. The planned SHTG Phase 3 trials are expected to satisfy the safety database requirements for NASH. We expect to initiate our Phase 3 program for NASH in the first half of 2024.

We are also developing pegozafermin for the treatment of SHTG. In June 2022, we announced positive topline results from the ENTRIGUE Phase 2 trial of pegozafermin in SHTG patients. SHTG is a condition identified by severely elevated levels of triglycerides (≥500 mg/dL), which is associated with an increased risk of NASH, cardiovascular events and acute pancreatitis. The trial met its primary endpoint demonstrating statistically significant and clinically meaningful reductions in triglycerides from baseline and key secondary endpoints. We have received feedback from the FDA supporting the advancement of pegozafermin into Phase 3 and initiated the first of two recommended Phase 3 trials in the second quarter of 2023. We expect to report topline results from the first of the two Phase 3 trials in 2025.

In October 2023, we achieved a clinical development milestone related to the enrollment of patients in our Phase 3 trials and, as a result, a $2.5 million milestone payment became due pursuant to our Asset Transfer and License Agreements (the “Teva Agreements”) with Teva Pharmaceutical Industries Ltd (“Teva”).

We commenced operations in 2018 and have devoted substantially all of our resources to raising capital, acquiring our initial product candidate, identifying and developing pegozafermin, licensing certain related technology, conducting research and development activities (including preclinical studies and clinical trials) and providing general and administrative support for these operations.

As of September 30, 2023, our cash and cash equivalents and short-term available-for-sale securities totaled $448.3 million. Based on our current operating plan, we believe that our cash and cash equivalents and short-term available-for-sale securities as of September 30, 2023 will be sufficient to meet our anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).

We have incurred net losses since our inception. Our net losses for the three months ended September 30, 2023 and 2022 were $34.7 million and $26.8 million, respectively. Our net losses for the nine months ended September 30, 2023 and 2022 were $102.0 million and $77.4 million, respectively. As of September 30, 2023, we had an accumulated deficit of $417.2 million. We expect to continue to incur significant expenses and increasing operating losses as we advance pegozafermin and any future product candidates through clinical trials, seek regulatory approval for pegozafermin and any future product candidates, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, protect our intellectual property, prepare for and, if approved, proceed to commercialization of pegozafermin and any future product candidates, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Results of Operations

Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented (in thousands):

	Three months ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$31,417	$22,197	$9,220
General and administrative	7,928	4,844	3,084
Total operating expenses	39,345	27,041	12,304
Loss from operations	(39,345)	(27,041)	(12,304)
Interest expense	(959)	(535)	(424)
Interest income and other, net	5,579	773	4,806
Net loss before tax	$(34,725)	$(26,803)	$(7,922)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Three months ended September 30,
	2023	2022	Change

Contract manufacturing	$14,517	$6,373	$8,144
Clinical development	10,447	11,981	(1,534)
Personnel-related expenses	5,948	3,553	2,395
Other expenses	505	290	215
Total research and development expenses	$31,417	$22,197	$9,220

Research and development expenses increased by $9.2 million, or 42%, to $31.4 million for the three months ended September 30, 2023 from $22.2 million for the three months ended September 30, 2022. The change was due to an increase of $8.1 million in contract manufacturing costs related to manufacturing and scale-up activities and an increase of $2.4 million in personnel-related costs primarily due to higher headcount and stock-based compensation, offset in part by a decrease of $1.5 million in clinical development costs, mainly as a result of approaching the end of one of our ongoing trials.

General and Administrative Expenses

General and administrative expenses increased by $3.1 million, or 64%, to $7.9 million for the three months ended September 30, 2023 from $4.8 million for the three months ended September 30, 2022. The change was mainly due to an increase of $1.8 million in professional services to support our continued growth and an increase of $1.5 million in personnel-related costs primarily due to higher stock-based compensation and headcount. This increase was offset in part by a decrease of $0.3 million in insurance-related costs.

Interest Expense

Interest expense increased by $0.4 million to $1.0 million for the three months ended September 30, 2023 from $0.5 million for the three months ended September 30, 2022, primarily due to higher interest rates and term loan balance during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Interest Income and Other, Net

Interest income and other, net increased by $4.8 million to $5.6 million for the three months ended September 30, 2023 from $0.8 million for the three months ended September 30, 2022, primarily due to higher interest income from our cash equivalents and short-term available-for-sale securities as a result of higher investment balances and favorable interest rates during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine months ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$88,638	$61,732	$26,906
General and administrative	21,360	15,155	6,205
Total operating expenses	109,998	76,887	33,111
Loss from operations	(109,998)	(76,887)	(33,111)
Interest expense	(3,928)	(1,377)	(2,551)
Interest income and other, net	11,972	843	11,129
Net loss before tax	$(101,954)	$(77,421)	$(24,533)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Nine months ended September 30,
	2023	2022	Change

Contract manufacturing	$37,652	$13,869	$23,783
Clinical development	33,501	36,039	(2,538)
Personnel-related expenses	16,263	10,891	5,372
Other expenses	1,222	933	289
Total research and development expenses	$88,638	$61,732	$26,906

Research and development expenses increased by $26.9 million, or 44%, to $88.6 million for the nine months ended September 30, 2023 from $61.7 million for the nine months ended September 30, 2022. The change was due to an increase of $23.8 million in contract manufacturing costs related to manufacturing and scale-up activities and an increase of $5.4 million in personnel-related costs primarily due to higher headcount and stock-based compensation, offset in part by a decrease of $2.5 million in clinical development costs, mainly as a result of approaching the end of one of our ongoing trials.

General and Administrative Expenses

General and administrative expenses increased by $6.2 million, or 41%, to $21.4 million for the nine months ended September 30, 2023 from $15.2 million for the nine months ended September 30, 2022. The change was primarily due to an increase of $3.9 million in costs related to professional services to support our continued growth and an increase of $3.0 million in personnel-related costs primarily due to higher stock-based compensation and headcount. This increase was offset in part by a decrease of $0.8 million in insurance-related costs.

Interest Expense

Interest expense increased by $2.6 million to $3.9 million for the nine months ended September 30, 2023 from $1.4 million for the nine months ended September 30, 2022, primarily due to a $1.2 million loss on extinguishment upon repayment of our prior term loan and due to higher interest rates and term loan balance during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Interest Income and Other, Net

Interest income and other, net increased by $11.1 million to $12.0 million for the nine months ended September 30, 2023 from $0.8 million for the nine months ended September 30, 2022, primarily due to higher interest income from our cash equivalents and short-term available-for-sale securities as a result of higher investment balances and favorable interest rates during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of September 30, 2023, we had available cash and cash equivalents and short-term available-for-sale securities of $448.3 million and an accumulated deficit of $417.2 million.

In March 2021, we entered into a sales agreement (as amended, the “Sales Agreement”) with SVB Securities LLC and Cantor Fitzgerald & Co. (the “Sales Agents”) pursuant to which we may offer and sell up to $75.0 million of our common stock, from time to time, in “at-the-market” offerings (the “ATM Facility”). The Sales Agents are entitled to compensation at a commission equal to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. During the three months ended March 31, 2023, pursuant to our ATM Facility, we received aggregate proceeds of $13.4 million, net of commissions from sales of 968,000 shares of our common stock. In February 2023, we entered into Amendment No. 1 to the Sales Agreement with the Sales Agents, pursuant to which we may offer and sell up to $150.0 million of our common stock, from time to time, through the ATM Facility. During the three months ended June 30, 2023, pursuant to our ATM Facility, we received aggregate proceeds of $23.7 million, net of commissions from sales of 1,200,539 shares of our common stock.

In July 2022, we completed an underwritten public offering (the “July 2022 Offering”) of our common stock, warrants to purchase shares of our common stock and pre-funded warrants to purchase shares of our common stock and raised aggregate proceeds of $88.2 million, net of underwriting discounts and commissions of $5.7 million and other offering costs of $0.6 million. As of September 30, 2023, warrants to purchase 10,179,789 shares of our common stock at an exercise price of $5.325 per share remain outstanding. Our pre-funded warrants to purchase shares of our common stock are exercisable for a nominal amount. In March 2023, we completed an underwritten public offering (the “March 2023 Offering”) of our common stock and sold 19,461,538 shares of our common stock at a public offering price of $16.25 per share. We raised aggregate proceeds of $296.8 million, net of underwriting discounts and commissions of $19.0 million and other offering costs of $0.5 million.

In January 2023, we entered into a loan and security agreement (the “2023 Loan Agreement”) with the lenders named therein (the “Lenders”). The 2023 Loan Agreement provides up to $100.0 million principal in term loans, consisting of a first term loan of $25.0 million that was funded at closing, two subsequent term loans totaling $25.0 million that may be funded upon the achievement of certain time-based, clinical and regulatory milestones, and a fourth term loan of up to $50.0 million that may be funded upon discretionary approval by the Lenders. The proceeds of the first term loan were primarily used to repay our obligations under our prior term loan facility. As of September 30, 2023, the second term loan of $15.0 million expired unused.

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

Based on our research and development plans, we expect that our existing cash and cash equivalents and short-term available-for-sale securities as of September 30, 2023 will be sufficient to fund our anticipated cash requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. However, our operating plans and other demands on our cash resources may change as a result of many factors, and we may seek additional funds sooner than planned. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine months ended September 30,
	2023	2022
Net cash (used in) provided by
Operating activities	$(94,893)	$(53,994)
Investing activities	(59,376)	(22,882)
Financing activities	350,940	96,820
Net change in cash and cash equivalents	$196,671	$19,944

Operating Activities

During the nine months ended September 30, 2023, net cash used in operating activities was $94.9 million, which consisted of a net loss of $102.0 million and a net change of $2.8 million in our net operating assets and liabilities, offset in part by non-cash charges of $9.8 million. The change in our operating assets and liabilities was primarily due to a $3.2 million increase in prepaid and other current assets due to higher contract manufacturing costs related to manufacturing and scale-up related spend, offset in part by an increase of $0.6 million in accounts payable and accrued expenses due to the timing of payments. The non-cash charges are primarily comprised of $12.1 million in stock-based compensation, $1.2 million in loss recognized on extinguishment of our prior term loan, $0.4 million in amortization of debt issuance costs, and $0.3 million in accretion of the final payment fee related to our new term loan facility, offset in part by $4.3 million of net accretion on available-for-sale securities.

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

Investing Activities

During the nine months ended September 30, 2023, net cash used in investing activities was $59.4 million, which consisted of $216.8 million in purchases of available-for-sale securities, offset in part by $157.4 million in proceeds from sales and maturities of available-for-sale securities.

During the nine months ended September 30, 2022, net cash used in investing activities was $22.9 million, which primarily consisted of $110.1 million in purchases of available-for-sale securities, offset in part by $87.3 million in proceeds from maturities of available-for-sale securities.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $350.9 million, which primarily consisted of net proceeds of $296.8 million from the March 2023 Offering, net proceeds of $37.1 million pursuant to the sale of our common stock under our ATM Facility, net proceeds of $24.4 million from our new term loan facility pursuant to our 2023 Loan Agreement, and proceeds of $15.6 million from the exercise of warrants. This was offset in part primarily by the repayment of $21.4 million on our prior term loan, including the final payment and prepayment fees and payment of $2.3 million for withholding taxes related to restricted stock units.

During the nine months ended September 30, 2022, net cash provided by financing activities was $96.8 million, which primarily consisted of net proceeds of $88.2 million from the sale of common stock and warrants from the July 2022 Offering and net proceeds of $8.4 million pursuant to the sale of common stock from our ATM Facility.

Debt Obligations

Our 2023 Loan Agreement provides for term loans up to $100.0 million. As of September 30, 2023, we had drawn the first term loan of $25.0 million and the second term loan of $15.0 million expired unused. The term loans mature on January 1, 2027, and provide for interest-only payments until February 1, 2025. Consecutive equal payments of principal and interest rates are due once the interest-only period has elapsed. The term loans bear interest equal to the greater of (i) 8.45% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 2.25%. The interest rate on the term loan was 10.75% as of September 30, 2023. In addition, a final payment fee of 5.95% of the principal amount of the term loans is due upon the earlier of prepayment or maturity of the term loans. We have the option to prepay not less than all of the outstanding term loans subject to a prepayment fee ranging from 3.0% to 1.0% depending on the timing of such prepayment. A 0.6% commitment fee is also payable should the fourth term loan be funded.

Other Contractual Obligations and Commitments

See Note 5 to our condensed consolidated financial statements for additional disclosures.

In October 2023, we achieved a clinical development milestone related to the enrollment of patients pursuant to the Teva Agreements. As a result, a $2.5 million milestone payment became due. There have been no other material changes from the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our 2023 Loan Agreement contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay any outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation.
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

The primary focus of our product development is pegozafermin for the treatment of patients with NASH and the treatment of patients with SHTG. Currently, pegozafermin is our only product candidate under clinical development. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and that therefore may be able to better sustain a failure of a lead candidate. Successful continued development and ultimate regulatory approval of pegozafermin for the treatment of NASH or SHTG is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the clinical development of pegozafermin. If we cannot successfully develop, obtain regulatory approval for and commercialize pegozafermin, we may not be able to continue our operations. The future regulatory and commercial success of pegozafermin is subject to a number of risks, including that, if approved for NASH or SHTG, pegozafermin will likely compete with products that may reach approval for the treatment of NASH prior to pegozafermin, products that are currently approved for the treatment of SHTG and the off-label use of currently marketed products for NASH and SHTG.

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

We will require additional capital to discover, develop, obtain regulatory approval for and commercialize pegozafermin and any future product candidates. Our ability to complete new and ongoing clinical trials for pegozafermin may be subject to our ability to raise additional capital. We do not have any committed external source of funds other than as a result of any sales that we may make pursuant to the Sales Agreement for our ATM Facility (defined above) and proceeds from our 2023 Loan Agreement, which are subject to the achievement of certain milestones and/or consent of the lenders. We may also receive additional funds from the exercise of outstanding warrants. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small biotechnology companies, like 89bio, and broader macroeconomic factors may preclude us from successfully raising additional capital.

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

The timely completion of clinical trials largely depends on patient enrollment. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our future clinical trials, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Furthermore, there are inherent difficulties in diagnosing NASH, which can currently only be definitively diagnosed through a liver biopsy, and identifying SHTG patients. Specifically, identifying patients most likely to meet NASH enrollment criteria on biopsy is an ongoing challenge, with existing clinical indicators lacking both sensitivity and specificity. As a result, NASH trials often suffer from high levels of screen failure following central review of the baseline liver biopsy, which can lead to lower enrollment. As a result of such difficulties and the significant competition for recruiting NASH and SHTG patients in clinical trials, we or our future collaborators may be unable to enroll the patients we need to complete clinical trials on a timely basis, or at all. In addition, our competitors, some of whom have significantly greater resources than we do, are conducting clinical trials for the same indications and seek to enroll patients in their studies that may otherwise be eligible for our clinical studies or trials. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which could further reduce the number of patients who are available for our clinical trials in these sites. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Even if we are able to enroll a sufficient number of patients in our clinical studies or trials, delays in patient enrollment may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of pegozafermin and any future product candidates. We plan to leverage the safety database from the SHTG Phase 3 program across both the SHTG and NASH indications. If we are not able enroll enough patients in our trials sufficient to support the safety database, our ability to advance the development of pegozafermin may be adversely affected.

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

Undesirable side effects caused by pegozafermin or any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Additional clinical studies may be required to evaluate the safety profile of pegozafermin or any future product candidates. As with other drugs, we have seen evidence of adverse effects in animal and human studies and it is possible that other adverse effects will become apparent in ongoing or future animal or human studies. It may be difficult to discern whether certain events or symptoms observed during our clinical trials or by patients using our approved products are related to pegozafermin or any future product candidates or approved products or some other factor. As a result, we and our development programs may be negatively affected even if such events or symptoms are ultimately determined to be unlikely related to pegozafermin or any future product candidates or approved products. Further, we expect that pegozafermin will require multiple administrations via subcutaneous injection in the course of a clinical trial. This chronic administration increases the risk that rare adverse events or chance findings are discovered in the commercial setting, where pegozafermin would be administered to more patients or for greater periods of time, that were not uncovered by our clinical drug development programs.

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

Unstable market and economic conditions, inflation, increases in interest rates, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical events, such as the crisis in Ukraine and Israel, or other macroeconomic conditions, may have serious adverse consequences on our business and financial condition.

The global economy, including credit and financial markets, have experienced extreme volatility and disruptions at various points over the last few decades, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflicts between Russia and Ukraine and between Israel and surrounding areas and the rising tensions between China and Taiwan have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our service providers, manufacturers or other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

We have received breakthrough therapy designation for pegozafermin in NASH from the FDA, but such designation may not actually lead to a faster development or regulatory review or approval process. In addition, we may seek breakthrough therapy designation for other indications or future product candidates, but we might not receive such designation.

In September 2023, we received breakthrough therapy designation for pegozafermin in NASH from the FDA. However, the receipt of breakthrough therapy designation for pegozafermin in NASH may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA.

In addition, we may seek breakthrough therapy designation for other indications or future product candidates. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that a current or future product candidate meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In addition, even though pegozafermin is designated as a breakthrough therapy in NASH, the FDA may later decide that the product candidate no longer meets the conditions for designation and the designation may be rescinded. See Part I, Item 1. “Business— Expedited Programs for Serious Conditions” in our Annual Report on Form 10-K.

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

Risks Related to Ownership of Our Common Stock

The price of our common stock may be volatile and fluctuate significantly and results announced by us and our collaborators or competitors could cause our stock price to decline, and you may lose all or part of your investment.

The market price of our common stock could fluctuate significantly, and you may not be able to resell your shares at or above the price you paid for your shares. Our stock price could fluctuate significantly due to various factors in addition to those otherwise described in this Quarterly Report on Form 10-Q, including those described in these “Risk Factors,” including business developments announced by us and by our collaborators and competitors, or as a result of market trends and daily trading volume. The business developments that could affect our stock price include announcements or disclosures from competitors in the same class or category, new collaborations, clinical advancement, commercial launch or discontinuation of product candidates in the same class or category and regulatory approvals for our product candidates or product candidates in the same class or category. Our stock price could also fluctuate significantly with the level of overall investment interest in small-cap biotechnology stocks or for other reasons unrelated to our business. Any of these factors may result in large and sudden changes in the volume and trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company.

Sales of our common stock, or the perception that such sales may occur, or issuance of shares of our common stock upon exercise of warrants could depress the price of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of our common stock. Certain holders of shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have filed a registration statement registering under the Securities Act the shares of our common stock reserved for issuance under our 2019 Plan, including shares issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Further, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt or equity securities.

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

Existing stockholders could suffer dilution or be negatively affected by fixed payment obligations we may incur if we raise additional funds through the issuance of additional equity securities, including under the ATM Facility (defined above), or debt. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants or protective rights that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

As of September 30, 2023, our executive officers, directors and other holders of 5% or more of our common stock beneficially owned a majority of our outstanding common stock. As a result, our executive officers, directors and other holders of 5% or more of our common stock, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, executive officers and other holders of 5% or more of our common stock, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company.

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

89bio, Inc.

Date: November 9, 2023	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer (principal executive officer)

Date: November 9, 2023	By:	/s/ Ryan Martins
Ryan Martins Chief Financial Officer
(principal financial and accounting officer)