Form 10-K
period 2023-12-31
89bio, Inc.
filed 2024-03-01
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing price of such stock on The Nasdaq Global Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,175.6 million. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 21, 2024 was 93,501,210.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2024 Annual Meeting of Stockholders, to be held on or about May 29, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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

•
our plans to develop and commercialize pegozafermin or any future product candidates;
•
our ongoing and planned clinical trials;
•
the timing of and our ability to obtain regulatory approvals for pegozafermin or any future product candidates;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
our ability to obtain additional capital;
•
supply chain interruptions, delays in patient enrollment or other delays in our clinical studies;
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
•
our inability to comply with, and the effect on our business of, evolving legal standards and regulations, including concerning data protection and consumer privacy and sustainability;
•
geopolitical instability, such as the ongoing conflict in Ukraine, the conflict in Israel and surrounding areas and the rising tensions between China and Taiwan, and the macroeconomic environment, including inflationary pressures, general economic slowdown or a recession, rising interest rates, changes in monetary policy, and instability in financial institutions;
•
our failure to maintain effective internal controls; and

•
the risk that our business, financial condition and results of operations may be adversely affected by other political, economic, business and competitive factors.

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

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, pegozafermin, a specifically engineered glycoPEGylated analog of fibroblast growth factor 21 (“FGF21”), is currently being developed for the treatment of nonalcoholic steatohepatitis (“NASH”) (also known as metabolic dysfunction-associated steatohepatitis (“MASH”)) and for the treatment of severe hypertriglyceridemia (“SHTG”).

NASH is a severe form of nonalcoholic fatty liver disease (“NAFLD”), characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma (“HCC”) and death. There are currently no approved products for the treatment of NASH. In 2020 and 2022, we presented positive topline results from our Phase 1b/2a trial of pegozafermin in NASH patients, which have informed the advancement of our subsequent clinical strategy in NASH. In our Phase 2b ENLIVEN trial of pegozafermin in NASH patients, patients received weekly doses or an every-two-week dose of pegozafermin or placebo for 24 weeks followed by a blinded extension phase of an additional 24 weeks for a total treatment period of 48 weeks. We reported topline 24 week data from ENLIVEN in March 2023. The 44 mg every-two-week and the 30 mg weekly dose groups both met, with high statistical significance, both of the primary histology endpoints per the U.S. Food and Drug Administration (“FDA”) guidance definitions on endpoints for accelerated approval in non-cirrhotic NASH patients. In September 2023, the FDA granted Breakthrough Therapy designation to pegozafermin in patients with NASH. In November 2023, we announced positive topline data from the blinded extension phase of our Phase 2b ENLIVEN trial at 48 weeks. Both the 44 mg every-two-week and 30 mg weekly dose groups demonstrated statistically significant improvements across Non-Invasive Tests (“NITs”) representing key markers of liver health. The benefits observed at week 48 represented by NITs were consistent with the histology and NITs results observed at week 24, indicating sustained benefits over time.

In the fourth quarter of 2023, we held successful end-of-Phase 2 meetings with the FDA, supporting the advancement of pegozafermin into a Phase 3 program. We have also obtained alignment with the FDA on proposed late-stage chemistry, manufacturing and controls (“CMC”) development plans and expectations in support of future biologics license application (“BLA”) filing.

The Phase 3 ENLIGHTEN program will include two Phase 3 trials evaluating patients with NASH: ENLIGHTEN-Cirrhosis is expected to enroll patients with compensated cirrhosis (F4) and ENLIGHTEN-Fibrosis is expected to enroll patients with fibrosis stage F2-F3 (F2-F3). The F2-F3 and the F4 trials are expected to initiate in the first quarter and the second quarter of 2024, respectively. In November 2023, we received initial scientific advice from the European Medicines Agency (“EMA”), which generally aligned with the feedback from the FDA.

We are also developing pegozafermin for the treatment of SHTG. In June 2022, we announced positive topline results from the ENTRIGUE Phase 2 trial of pegozafermin in SHTG patients. SHTG is a condition identified by severely elevated levels of triglycerides (≥500 mg/dL), which is associated with an increased risk of NASH, cardiovascular events and acute pancreatitis. The trial met its primary endpoint demonstrating statistically significant and clinically meaningful reductions in triglycerides from baseline and key secondary endpoints. We received feedback from the FDA supporting the advancement of pegozafermin and initiated our Phase 3 ENTRUST trial, the first of two recommended Phase 3 trials, in the second quarter of 2023. We expect to report topline results from our Phase 3 ENTRUST trial in 2025. Safety data from the ongoing SHTG Phase 3 program is expected to support the safety database requirements for NASH and vice versa.

FGF21 is an anti-fibrotic metabolic hormone that regulates energy expenditure and glucose and lipid metabolism. FGF21 analogs represent a promising class of drugs to treat NASH, because they not only address the liver manifestations, but also have an effect on the multiple co-morbidities that worsen NASH. FGF21 is a clinically validated mechanism that has been shown in humans to reduce steatosis, improve the histological features of NASH including through anti-fibrotic effects, and address cardio-metabolic dysregulation. FGF21 generates an on-target effect to increase adiponectin, a hormone released from adipose tissue that, among other functions, can suppress development and progression of hepatic fibrosis. It is also thought to exert effects on liver fibrosis by improving metabolic regulation, which reduces ongoing liver injury thus giving the liver time to heal. However, FGF21 in its native form suffers from a short half-life and a tendency to aggregate in solution, both of which impact its suitability as a viable drug. To address these challenges, we have specifically engineered pegozafermin to extend the half-life of the molecule while maintaining potency and thereby the clinical benefits of FGF21.

Pegozafermin may be a differentiated FGF21 therapy based on its robust and durable biological effects, a favorable tolerability profile and its potential for every-two-week dosing. Given its ability to address the key liver pathologies in NASH, as well as the underlying metabolic dysregulation in NASH patients, pegozafermin has the potential to become a backbone of treatment in NASH. Pegozafermin is the only FGF21 analog being developed for the treatment of SHTG and its broad metabolic effects could potentially differentiate it from competitors in this market. Pegozafermin has a long half-life which allows convenient weekly or every-two-week dosing and is currently the only FGF21 analog being tested in Phase 3 trials with every-two-week dosing. The convenient dosing regimen may support adoption and compliance amongst patients living with these chronic and generally asymptomatic diseases. Pegozafermin is self-administered by patients subcutaneously in a liquid formulation using a pre-filled syringe.

Our Strategic Priorities

Our goal is to become a leading biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases by focusing on our strategic priorities, which include rapidly advancing pegozafermin through clinical development for the treatment of NASH, progressing the development of pegozafermin for the treatment of SHTG, scaling-up and optimizing the manufacturing of pegozafermin and establishing a commercial infrastructure in key geographies.

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

We are currently developing our lead product candidate, pegozafermin, a specifically engineered glycoPEGylated analog of FGF21, for the treatment of NASH and SHTG. We believe pegozafermin is an ideal candidate for the treatment of NASH based on its ability to address the key liver pathologies in NASH through anti-fibrotic effects as well as its ability to address the underlying metabolic dysregulation in NASH patients, its favorable tolerability profile, and its potential for a longer dosing interval. Multiple epidemiological studies have linked NAFLD to increased cardiovascular disease, concluding that the majority of deaths among NAFLD patients are attributable to cardiovascular disease. As a result, we believe it is important that new therapeutics options for NASH address the underlying cardiovascular and metabolic dysregulations in these patients. We are also developing pegozafermin for the treatment of SHTG given the potential of pegozafermin to meaningfully reduce triglycerides. Pegozafermin may have a competitive differentiation from approved therapies and other molecules in development based on its impact on improving liver fat and other metabolic markers in addition to triglyceride reduction.

Disease Overview - NASH

NASH (also known as MASH), a severe form of NAFLD, is characterized histologically by the additional presence of inflammation and hepatocellular injury such as visible ballooning and has a significantly worse prognosis, with the potential to progress to liver fibrosis, cirrhosis or HCC.

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

The critical pathophysiologic mechanisms underlying the development and progression of NASH include reduced ability to handle lipids, increased insulin resistance, injury to hepatocytes and liver fibrosis in response to hepatocyte injury. NASH patients have an excessive accumulation of fat in the liver resulting primarily from a caloric intake above and beyond energy needs. A healthy liver contains less than 5% fat, but a liver in someone with NASH can contain more than 20% fat. This abnormal liver fat contributes to the progression to NASH, a liver necro-inflammatory state, that can lead to scarring, also known as fibrosis, and, for some, can progress to cirrhosis and liver failure—cirrhosis develops in approximately 20% to 45% of patients. In some cases, cirrhosis progresses to decompensated cirrhosis with attendant severe morbidity and risk of death from end stage liver disease. In addition, it is estimated that 8% of patients with advanced fibrosis will develop HCC. NASH is a complex, multifaceted disease that doesn’t just affect the liver. Patients with NASH frequently have other significant metabolic co-morbidities such as obesity, hyperglycemia, dyslipidemia and systemic hypertension (a constellation of which is commonly referred to as metabolic syndrome) and these further contribute to the risk of cardiovascular disease.

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

It is estimated that there are 4 million patients in the United States with triglyceride levels of ≥ 500 mg/dL of which approximately 800,000 patients are inadequately treated with existing therapies and are thereby at increased risk for acute pancreatitis and atherosclerotic cardiovascular events. Of these patients, it is estimated that up to 100% have clinically meaningful hepatic fat using magnetic resonance imaging – proton density fat factor (“MRI-PDFF”) definition of ≥ 5% fat fraction (baseline data from the sub-study in ENTRIGUE; n=24), up to 70% have Type 2 diabetes, and up to 65% have high LDL. This patient population is expected to increase due to the triple epidemic of obesity, metabolic syndrome and Type 2 diabetes. In addition, the addressable market has the potential to expand as a result of increasing awareness of the importance of treating elevated triglyceride levels, similar to the focus today of physicians on managing LDL-c levels, as well as the commercial efforts of other companies that are expected to promote triglyceride reduction.

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

Diagnosis of NASH

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

Histological diagnosis remains the gold standard for assessment of NASH and fibrosis. However, given that liver biopsy is associated with risks of pain, bleeding and other morbidity, as well as significant cost, the procedure is not practical for general patient screening. Additionally, histology diagnosis is confounded by evaluation of a small sliver of a large heterogenous organ that may not represent the full organ, and significant variability in reading of slides including inter- and intra-reader variability. Several non-invasive tools such as clinical risk scores, serum markers and imaging techniques are increasingly used to assess NASH patients. NITs, such as the Fibroscan-AST (“FAST”) score, Fibrosis-4 index, the Enhanced Liver Fibrosis score and vibration-controlled transient elastography, (“VCTE”), have been validated and are increasingly used. These NITs have an excellent negative predictive value and an acceptable positive predictive value for detection of advanced (≥ F3) fibrosis and are increasingly used in clinical settings. Additionally, evidence is emerging that shows a correlation between reduction in steatosis as measured by MRI-PDFF and reduction in ALT ≥17 U/L and histologic improvement on liver biopsy. In draft guidance, the FDA encouraged sponsors to identify biochemical or noninvasive imaging biomarkers that, once characterized and agreed by the FDA, could replace liver biopsies for patient selection and efficacy assessment in clinical trials.

We expect that the validation and subsequent adoption of these NITs will result in an increase in the diagnosis and treatment rates for NASH in the future.

FGF21 Overview

Fibroblast growth factors (“FGFs”), including FGF21, are a large family of cell-signaling proteins involved in the regulation of many processes within the body. FGF21 is an endogenous metabolic hormone that regulates energy homeostasis, glucose-lipid-protein metabolism and insulin sensitivity, and modulates the pathways that mitigate against intracellular stress. FGF21 is secreted primarily by the liver but is also secreted by the white adipose tissue, skeletal muscle and the pancreas. FGF21 exerts its biological benefits through the activation of three fibroblast growth factor receptors (“FGFRs”), FGFR1c, FGFR2c and FGFR3c, and requires co-activation of the transmembrane protein cofactor beta Klotho (“ß-Klotho”). FGF21 is not believed to activate FGFR4, which has been associated with adverse effects. FGF21 can act directly or indirectly on target organs by mediating downstream regulators, such as adiponectin, and upstream regulators that induce FGF21, such as nutritional stress or transcription factors.

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

Therapeutic Potential of Pegozafermin Supported by Preclinical Animal Models of NASH, Diabetes and Obesity

Pegozafermin has been evaluated in three animal models of direct relevance to NASH. These included: (1) Stelic Animal Model, (2) Diet-induced NASH (“DIN”) model and (3) spontaneous diabetic obese cynomolgus monkey model. Additional studies done in diabetes mouse model and diet induced obesity mouse model showed benefits in key markers of relevance in NASH.

A wide range of doses were tested in these studies as well as weekly and once every-two-week dosing regimen was tested in a cynomolgus monkey study. The key outcomes of these studies are summarized in Figure 3 below.

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

Phase 1b/2a Proof of Concept Clinical Trial in NASH Patients

In 2020 and 2022, we presented positive topline results from cohorts 1 to 6 and cohort 7, respectively, in our Phase 1b/2a trial in NASH patients which has informed the advancement of our clinical strategy in NASH. The Phase 1b/2a trial for cohorts 1 to 6 was multicenter, randomized, double-blind, placebo-controlled, multiple ascending dose-ranging and enrolled a total of 81 patients to receive weekly (3 mg/9 mg/18 mg/27 mg) or every-two-week (18 mg/36 mg) dosing of pegozafermin or placebo for up to 12 weeks. Key endpoints assessed were safety, tolerability, and PK of pegozafermin as well as change in liver fat measured by MRI-PDFF and other metabolic markers.

All dose groups achieved statistically significant reductions in liver fat, with relative reductions of up to 60% versus baseline and up to 70% versus placebo. For the 27mg weekly and 36mg every-two-week dose, the proportion of patients with greater than or equal to 30% relative reduction in liver fat was 86% and 88%, respectively. Pegozafermin was well tolerated at all doses with low incidence of adverse events that occurred in greater than or equal to 10% of subjects and very low frequency of gastrointestinal events relative to placebo.

Paired-biopsy, Open-label Histology Cohort (Cohort 7)

Cohort 7 in the Phase 1b/2a trial was a single-arm cohort that enrolled 20 patients with biopsy-confirmed fibrosis stage F2 and F3 NASH who were treated once weekly for 20 weeks with 27 mg of pegozafermin. 19 of 20 patients received an end of treatment biopsy and one patient withdrew consent. A greater than or equal to 2-point improvement in NAS (with 1-point from either ballooning or inflammation) and no worsening of fibrosis was the nominal primary endpoint. Key secondary endpoints included response rates on NASH resolution without worsening of fibrosis, improvement in at least one stage of fibrosis without worsening NAS and safety/tolerability. Patients had a mean BMI of 37 and type 2 diabetes was prevalent in most patients. 65% had fibrosis stage F3 NASH and 35% had fibrosis stage F2 NASH. The baseline values for VCTE, ProC3, and transaminases were consistent with a more advanced population.

Data from an analysis of histology slides by a panel of three expert liver pathologists resulted in a wide range of response rates, with rates of NASH resolution without worsening of fibrosis up to 47% (range: 26%-47%) and rates of ≥ 1-stage improvement in fibrosis without worsening of NASH up to 42% (range: 12%-42%). This three-reader panel scored six of the nineteen patients as having F4 fibrosis at baseline (putative F4), which was an exclusion criterion for the Phase 1b/2a trial. Excluding the putative F4 patients (n=6) resulted in a higher proportion of patients meeting the registration enabling histological endpoints compared to the primary analysis based on the single central reader.

Pegozafermin also demonstrated beneficial effects in the subset of patients with F4 stage fibrosis as shown in Figure 4 below.

Figure 4: Pegozafermin Effects in Fibrosis and Non-Invasive Test (NITs) in Stage F4 Patients

Phase 2b (ENLIVEN) Trial in Fibrosis Stage 2 or 3 NASH Patients

ENLIVEN was a multicenter, randomized, double-blind, placebo-controlled Phase 2b trial in biopsy-confirmed NASH patients with fibrosis stage 2 or 3 and NAS ≥ 4. The trial enrolled a total of 219 patients who receive either a weekly dose (15 mg or 30 mg) or an every-two-week dose (44 mg) of pegozafermin in a liquid formulation or placebo for 24 weeks with a randomization schema of 4: 4: 2.5: 1 (placebo: 30 mg QW: 44 mg Q2W: 15 mg QW). All patients continued treatment in a blinded extension phase for 24 weeks for a total treatment period of 48 weeks, with some of the placebo patients re-randomized to receive pegozafermin in the extension phase. The primary analysis evaluated the effect of pegozafermin on the two FDA approvable histology endpoints, 1-point fibrosis improvement with no worsening of NASH and NASH resolution with no worsening of fibrosis, and included F2/F3 patients who met histologic entry criteria and NAS ≥ 4 based on the three-panel consensus read of biopsies at baseline to ensure consistency between baseline and end of treatment biopsy reading methods. This three-panel consensus read was instituted after receipt of data from the expansion cohort of the Phase 1b/2a trial (cohort 7) to address biopsy reading variability and increase the likelihood of showing the true benefit of pegozafermin while maintaining adequate study power. Prior to this change, biopsy entry criteria for ENLIVEN was based on a single reader.

We reported topline data from ENLIVEN in March 2023. The 44 mg every-two-week and the 30 mg weekly dose groups both met, with high statistical significance, both of the primary histology endpoints per FDA guidance on endpoints for accelerated approval in non-cirrhotic NASH patients. The 44 mg every-two-week and the 30 mg weekly dose groups both demonstrated at least one-stage fibrosis improvement without worsening of NASH (27% and 26%, respectively) at 3.5 times the placebo rate (7%), as reflected in Figure 5 below.

Figure 5: Fibrosis Improvement Without Worsening of NASH at Week 24

As seen in Figure 6 below, the 44 mg every-two-week and the 30 mg weekly dose groups both demonstrated NASH resolution without worsening of fibrosis of 26% and 23%, respectively, which is between 12 to 14 times the placebo rate (2%).

Figure 6: NASH Resolution Without Worsening of Fibrosis at Week 24

These dose groups also demonstrated statistically significant and clinically meaningful improvements in liver fat, non-invasive markers of liver fibrosis and inflammation as well as meaningful improvements in other metabolic and lipid markers. Pegozafermin was generally well tolerated with a favorable safety profile consistent with prior studies. Across dose groups, the most common adverse events (AEs) were Grade 1 or 2 gastrointestinal events (diarrhea, nausea and increased appetite), most of which were mild to moderate in nature. No clinically relevant or statistically significant effects on DEXA scans, bone biomarkers or vital signs were noted. No drug-induced liver injury, tremor or hypersensitivity reactions were reported.

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

Long-term Data from ENLIVEN Phase 2b Trial

In November 2023, we announced positive topline data from the blinded extension phase of our Phase 2b ENLIVEN trial evaluating treatment with pegozafermin in patients with NASH. At week 48, both the 44 mg every-two-week and 30 mg weekly dose groups demonstrated statistically significant improvements across key markers of liver health. The benefits observed at week 48 were consistent with the results observed at week 24, indicating sustained benefits over time.

ENLIVEN Extension Data

Patients in ENLIVEN continued in a blinded extension phase for an additional 24 weeks (the “Extension Phase”) past the primary endpoint at week 24 (the “Main Study”), for a total treatment period of 48 weeks. A subset of patients in the placebo arm of the Main Study (n=19) were re-randomized to receive 30 mg of pegozafermin weekly during the Extension Phase. The efficacy endpoints assessed in the Extension Phase included liver fat, non-invasive markers of fibrosis and inflammation, and metabolic markers. Per the protocol, these patients did not undergo biopsies at week 48.

Figure 7. Extension Phase Data at Week 48: Liver Non-Invasive Tests (NITs) Results [marker of]

F2-F3 Patients	Placebo	Pegozafermin
		30mg QW	44mg Q2W
	(n=35)[1,2]	(n=50)[2]	(n=45)[2]
MRI-PDFF [liver fat] [4]	-11%	-60%**	-47%*
ALT [liver injury/inflammation][3]	-11%	-42%***	-35%**
AST [liver injury/inflammation][3]	-4%	-39%***	-36%***
ELF score [liver fibrosis][3]	+0.1	-0.3**	-0.4***
Pro-C3 [collagen deposition][3]	+5%	-15%***	-14%***
VCTE (kPa) [liver stiffness][4]	-0.8	-2.9*	-1.3
FAST [liver fibrosis][3]	-4%	-59%***	-51%***

***p<0.001, **p<0.01, *p<0.05 versus placebo. 1Dataset excludes 19 placebo patients who were re-randomized to pegozafermin 30mg QW in the Extension Phase. 2 Extension data at week 48 represents patients who entered the blinded Extension Phase. 3 Least Square (LS) mean change from baseline. 4 Median change from baseline.

Patients on Background GLP-1 Therapy:

Consistent with results observed in the Main Study, patients on background GLP-1 therapy who received pegozafermin continued to derive a greater benefit on markers of liver fibrosis, liver injury/inflammation, liver fat and lipids, compared to patients who continued GLP-1 therapy in the placebo group. Patients entering ENLIVEN on background GLP-1 therapies were required to have been on a stable regimen for at least six months.

Figure 8. Extension Phase Data at Week 48: Patients on Background GLP-1, Liver NITs and Lipids Results [marker of]

	Placebo (n=12)	Pegozafermin[3] (n=26)
MRI-PDFF [liver fat][2]	-34%	-53%
ALT [liver injury/inflammation][1]	-15%	-44%
AST [liver injury/inflammation] [1]	-11%	-42%
ELF score [liver fibrosis] [1]	0	-0.5
Pro-C3 [collagen deposition][1]	-9%	-19%
VCTE (kPa) [liver stiffness][2]	-3.2	-2.2
FAST [liver fibrosis] [1]	-43%	-52%
Triglycerides [lipids][2]	-12%	-22%
LDL-C [lipids][2]	-5%	-14%

1 LS mean change from baseline. 2 Median change from baseline. 3 Patients dosed with pegozafermin 30mg QW or 44mg Q2W.

Compensated Cirrhosis (F4) Patients:

Biopsy-confirmed compensated cirrhosis F4 patients who had previously demonstrated histological response and improvement across NITs at week 24 continued to demonstrate robust and sustained improvements in non-invasive measures at week 48.

Figure 9. Extension Phase Data at Week 48: F4 Patients, Liver NITs Results [marker of]

Pegozafermin[3] (n=12)
ALT [liver injury/inflammation][1]	-58%
AST [liver injury/inflammation][1]	-38%
ELF score [liver fibrosis][1]	-0.5
Pro-C3 [collagen deposition][1]	-20%
VCTE (kPa) [liver stiffness][2]	-1.1
FAST [liver fibrosis][1]	-42%

1 LS mean change from baseline. 2 Median change from baseline. 3 Patients dosed with pegozafermin 15mg QW, 30mg QW or 44mg Q2W.

Patients Re-randomized from Placebo to Pegozafermin:

The patients re-randomized to receive 30 mg weekly during the Extension Phase demonstrated robust improvements in NITs of liver fibrosis, liver injury/inflammation and liver fat following 24 weeks of treatment with pegozafermin after experiencing minimal to no change during the first 24 weeks on placebo. Patients in the re-randomized group served as their own control.

Pegozafermin continued to demonstrate a favorable safety and tolerability profile at week 48, consistent with previously reported data. The most common treatment-emergent adverse events were Grade 1 or 2 gastrointestinal events. Incidence rates of adverse events remained generally stable between week 24 and week 48 with no new patients on pegozafermin reporting diarrhea or nausea during the Extension Phase. At week 48, no clinically meaningful or statistically significant changes in bone mineral density or bone biomarkers were observed relative to placebo. No clinically meaningful or statistically significant changes in blood pressure or heart rate were observed relative to placebo.

Regulatory Update on Phase 3 Program

In December 2023, we announced a successful end-of-Phase 2 meeting with the FDA, supporting the advancement of pegozafermin into a Phase 3 program in NASH. The program will include two Phase 3 trials evaluating patients with NASH. ENLIGHTEN-Cirrhosis is expected to enroll patients with compensated cirrhosis (F4) and ENLIGHTEN-Fibrosis is expected to enroll patients with fibrosis stage F2-F3.

The planned ENLIGHTEN program will be comprised of two randomized, double-blinded, placebo-controlled Phase 3 trials, evaluating the efficacy and safety of pegozafermin in patients with NASH. ENLIGHTEN-Fibrosis and ENLIGHTEN-Cirrhosis are expected to initiate in the first quarter and the second quarter of 2024, respectively. In November 2023, we received initial scientific advice from the EMA, which generally aligned with the feedback from the FDA.

ENLIGHTEN-Cirrhosis

•
ENLIGHTEN-Cirrhosis is expected to enroll patients with compensated F4 NASH. The trial will evaluate the efficacy and safety of pegozafermin administered 30 mg weekly.
•
Histology Portion: The primary endpoint will be regression of fibrosis from F4 to an earlier stage of fibrosis. This endpoint is planned to be assessed at 24 months, with the potential to assess it earlier based on the evolving clinical and regulatory landscape. This primary endpoint is intended to support a filing for accelerated approval in the United States and conditional approval in Europe in F4 patients.
•
Outcome Portion: Patients will continue to be treated in a blinded extension phase through clinical outcome events that are expected to be predominantly decompensation events. Alignment with the FDA on modified definitions of some of these events could allow the trial to reach the final number of events more quickly and therefore accelerate the timeline to trial readout. Positive results would support full approval in F4 patients and will also serve as confirmatory full approval in F2-F3 patients.

ENLIGHTEN-Fibrosis

•
ENLIGHTEN-Fibrosis is expected to enroll patients with F2-F3 NASH. The trial will evaluate the efficacy and safety of pegozafermin administered 30 mg weekly and 44 mg every-two-weeks.
•
Histology Portion: The co-primary endpoints will be a one-point improvement in fibrosis with no worsening of NASH and NASH resolution with no worsening of fibrosis. These endpoints will be assessed at week 52 and are intended to support a filing for accelerated approval in the United States and conditional approval in Europe in F2-F3 patients.
•
Outcome Portion: Patients will continue to be treated in a blinded extension phase to measure clinical outcomes to support full approval in F2-F3 patients. The clinical outcome events are expected to be primarily due to progression to cirrhosis.

Both ENLIGHTEN-Fibrosis and ENLIGHTEN-Cirrhosis are expected to enroll a significant proportion of patients on stable doses of GLP-1 based therapies and data from these patients in the trials will evaluate the expected incremental benefit of adding pegozafermin to these therapies. Both trials will employ the three-panel consensus biopsy reading methodology, which was successfully utilized in the ENLIVEN trial, for both baseline and primary endpoint biopsy reads. Patients will self-administer pegozafermin using the planned commercial liquid formulation delivered as a single subcutaneous injection.

Pegozafermin Clinical Development in SHTG

In June 2022, we reported positive topline results from the ENTRIGUE Phase 2 trial of pegozafermin in SHTG patients. ENTRIGUE was a randomized, double-blind, placebo-controlled trial that enrolled a total of 85 SHTG patients either on stable background therapy (55% - statin/statin combos, and/or prescription fish oil, and/or fibrates) or not on any background therapy treated weekly (9 mg, 18 mg or 27 mg) or every-two-weeks (36 mg) with pegozafermin or placebo over an eight-week treatment period. The trial enrolled an advanced population of patients with high risk of cardiovascular disease as evidenced by mean baseline values of treated patients with TGs of 733 mg/dL, non-HDL-C of 211 mg/dL, 43.5% with HbA1c ≥ 6.5%, and liver fat content of 20.1%. The primary endpoint was the percentage change in fasting triglyceride levels from baseline.

As shown in Figure 10 below, results demonstrated statistically significant reductions in median triglycerides from baseline across all dose groups treated with pegozafermin compared to placebo after 8 weeks. Additionally, as shown in Figure 11 below, results were consistent in patients not on background therapy or on background therapy (consistent results on statins or statin combos, prescription fish oils, and fibrates) and across various subgroups, including those with the greatest disease burden, such as Type 2 diabetes and baseline TG levels ≥ 750 mg/dL.

Figure 10: Median Percent Change in Triglycerides from Baseline at Week 8

Dosing group	Median TG reduction
Placebo (n=18)	-12%
9 mg QW (n=16)	-57%***
18 mg QW (n=17)	-56%***
27 mg QW (n=18)	-63%***
36 mg Q2W (n=16)	-36%*

* p<0.05; *** p<0.001 versus placebo based on Wilcoxon Rank-Sum Test

Figure 11: Median Percent Change in Triglycerides from Baseline at Week 8

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

Pegozafermin treatment also resulted in significant improvements compared to placebo (mean percent change from baseline) and clinically meaningful changes on an absolute basis in non-HDL-C and apo B that are key markers of cardiovascular risk (absolute change from baseline of 55 mg/dL and 22 mg/dL in non-HDL-C and apo B respectively with 27 mg QW dose). As shown in Figure 12 below, patients treated across all doses with pegozafermin also demonstrated an improvement in HDL-C and no change in LDL-C vs. placebo.

Figure 12: Mean Percent Change in non-HDL-C and apo B from Baseline at Week 8

Dosing group	non-HDL-C	apo B
Placebo	-3%	-1%
9 mg QW	-14%	-11%
18 mg QW	-22%**	-14%*
27 mg QW	-29%***	-18%**
36 mg Q2W	-9%	-1%

* p<0.05; ** p<0.01; *** p<0.001 versus placebo based on MMRM analysis

Pegozafermin treatment resulted in a mean relative reduction in liver fat from baseline at week 8 across all dose groups versus placebo in the sub-study of patients with MRI-PDFF. The results are summarized in Figure 13 below.

Figure 13: Mean Relative Reduction in Liver Fat vs. Baseline at Week 8 in Sub-study

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

In 2022, we received feedback from the FDA supporting the advancement of pegozafermin into Phase 3 for the treatment of SHTG. The FDA agreed with the proposed primary endpoint of reduction in triglycerides from baseline without the need for a clinical outcome study. The FDA also agreed to the proposed doses and proposed secondary endpoints and were generally aligned with other trial parameters. Since SHTG is a common, chronic condition and pegozafermin is a novel investigational biologic therapy, and SHTG could be the first indication for pegozafermin, the agency recommended conducting two Phase 3 trials in SHTG, each of one year duration as part of the efficacy and safety database required to support the registration package. In December 2023, we announced a successful end-of-Phase 2 meeting with the FDA for the NASH program, supporting the advancement of pegozafermin into Phase 3 in NASH and two Phase 3 trials are planned to initiate in 2024. We plan to meet with the FDA in 2024 to revisit discussions regarding the registration package requirements for SHTG.

In May 2023, we initiated the first of two recommended Phase 3 trials in SHTG, ENTRUST. ENTRUST is a randomized, double-blind, placebo-controlled global trial that is planned to enroll up to 360 SHTG patients randomized in a 3:3:2 ratio of pegozafermin (30 mg, 20 mg or placebo) given once weekly (“QW”) by subcutaneous injection for 52 weeks. The primary endpoint is the percent change from baseline in fasting triglycerides at week 26 compared to placebo. Secondary endpoints include the assessment of liver fat measured by magnetic resonance imaging proton density fat fraction (MRI-PDFF), non-high-density lipoprotein cholesterol (non-HDL-C), high-density lipoprotein cholesterol (HDL-C), apolipoprotein B (apo-B), very low-density lipoprotein cholesterol (VLDL-C), HbA1c for those with baseline ≥ 6.5%, and total cholesterol (TC) at week 26 compared to placebo. We expect to report topline results from our Phase 3 ENTRUST trial in 2025. The trial design is shown in Figure 14 below.

Figure 14: ENTRUST Trial Design

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

Pursuant to the FGF21 Agreement and the FASN Agreement (as defined and described below), we paid Teva a nonrefundable upfront payment of $6.0 million. In addition, under each agreement, we are required to pay Teva $2.5 million upon the achievement of a specified clinical development milestone, and additional payments totaling up to $65.0 million upon achievement of certain commercial milestones. In the fourth quarter of 2023, we made a $2.5 million milestone payment to Teva under the FGF21 Agreement following the achievement of a clinical development milestone related to our ENTRUST clinical trial in SHTG. We are also obligated to pay Teva tiered royalties at percentages in the low-to-mid single-digits on worldwide net sales of products containing pegozafermin. Our royalty obligations will terminate, on a product-by-product and country-by-country basis, at the later of: (1) the date of expiration of the last to expire valid claim in the assigned patents that covers pegozafermin in such country, (2) the expiration of data or regulatory exclusivity for pegozafermin in such country and (3) 10 years from the first commercial sale of pegozafermin in such country. We are not required to make any payments to ratiopharm pursuant to the ratiopharm Sublicense.

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

Pursuant to the FASN Agreement and the FGF21 Agreement (as described above), we paid Teva a nonrefundable upfront payment of $6.0 million. In addition, under each agreement, we are required to pay Teva $2.5 million upon the achievement of a specified clinical development milestone, and additional payments totaling up to $65.0 million upon achievement of certain commercial milestones. We are also obligated to pay Teva tiered royalties at percentages in the low-to-mid single-digits on worldwide net sales of products arising from the FASN program. Our royalty obligations will terminate, on a product-by-product and country-by-country basis, at the later of: (1) the date of expiration of the last to expire valid claim in the assigned patents that covers FASN in such country, (2) the expiration of data or regulatory exclusivity for such product arising from the FASN program in such country and (3) 10 years from the first commercial sale of a product arising from the FASN program in such country. To date, no milestone or royalty payments have been made under the FASN Agreement.

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

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal, state, local, and foreign statutes and regulations. The process of obtaining regulatory approvals and the subsequence compliance with appropriate federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or following approval may subject an applicant to administrative action and judicial sanctions. Generally, this process involves completing pre-clinical laboratory studies before the FDA will allow human clinical trials to commence. We are then required to complete human clinical trials to demonstrate that a product candidate is safe and effective. Following the completion of these clinical trials, we are required to prepare and submit a biologics license application (“BLA”), which presents the FDA with detailed clinical and safety data, as well as manufacturing data. As part of the review of a BLA, the FDA may inspect manufacturing facilities to assure the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and may also inspect selected clinical investigation sites to assess compliance with current Good Clinical Practices (“cGCP”). This process takes many years from inception through filing of a BLA application and the likelihood of success is highly uncertain.

Preclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate, we must submit an investigational new drug (“IND”) application to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on a partial or full clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial. Submission of an IND may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Furthermore, an institutional review board (“IRB”) for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives.

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

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval or licensure, including that the study was conducted in accordance with Good Clinical Practice (“GCP”), including review and approval by an independent ethics committee and use of proper procedures for obtaining informed consent from subjects, and the FDA is able to validate the data from the study through an onsite inspection if the FDA deems such inspection necessary. The GCP requirements encompass both ethical and data integrity standards for clinical studies.

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

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may be extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

A product intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitted under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

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

Patent Term Restoration

Some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA, plus the time between the submission date and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Thus, for each approved product, we may apply for restoration of patent term for one of our related owned or licensed patents to add patent life beyond the original expiration date, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant BLA.

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

The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs and biologics covered by Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other transfers of value made to various healthcare professionals including physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

In the United States, at the federal level, the regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), impose data privacy, security and data breach reporting obligations with respect to protected health information (“PHI”) on covered entities—which include health plans, healthcare clearinghouses and certain healthcare providers—and business associates—which include persons or entities that perform certain functions or activities that involve the use or disclosure of PHI on behalf of, or in connection with providing a service for, a covered entity.

These requirements imposed by HIPAA and the HITECH Act on covered entities and business associates include, entering into agreements that require business associates protect PHI provided by the covered entity against improper use or disclosure, among other things; following certain standards for the privacy of PHI, which limit the disclosure of a patient’s past, present, or future physical or mental health or condition or information about a patient’s receipt of healthcare if the information identifies, or could reasonably be used to identify, the individual; ensuring the confidentiality, integrity, and availability of all PHI created, received, maintained, or transmitted in electronic form, to identify and protect against reasonably anticipated threats or impermissible uses or disclosures to the security and integrity of such PHI; and reporting of breaches of PHI to individuals and regulators.

Significant civil and criminal fines and other penalties may be imposed for violating HIPAA. A covered entity or business associate is also liable for civil money penalties for a violation that is based on an act or omission of any of its agents, which may include a downstream business associate, as determined according to the federal common law of agency. HITECH also increased the civil and criminal penalties applicable to covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. To the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and HITECH, payments to us may be delayed or denied.

There are also a number of U.S. state privacy laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020 (“CPRA”), that govern the privacy and security of personal information in certain circumstances. The CCPA/CPRA applies to personal data of consumers, business representatives, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, rights to California residents in relation to their personal information. Health information falls under the CCPA/CPRA’s definition of personal information where it identifies, relates to, describes, or is reasonably capable of being associated with or could reasonably be linked with a particular consumer or household—unless it is subject to HIPAA—and is included under a new category of personal information, “sensitive personal information,” which is offered greater protection. Some of these laws and regulations impose different, and in certain instances, more stringent requirements than HIPAA. Failing to comply with these laws and regulations can result in significant civil and/or criminal penalties, as well as exposure to private litigation, all of which can result in financial and reputational risks.

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

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Recently, the U.S. government passed the IRA, which authorizes the U.S. Department of Health and Human Services to negotiate prices of certain drugs with participating manufacturers in federal healthcare programs. The IRA provides CMS with significant new authorities intended to curb drug costs and to encourage market competition. For the first time, CMS will be able to directly negotiate prescription drug prices and to cap out-of-pocket costs. Each year, CMS will select and negotiate a preset number of high-spend drugs and biologics that are covered under Medicare Part B and Part D that do not have generic or biosimilar competition. These price negotiations began in 2023. The IRA also provides a new “inflation rebate” covering Medicare patients that took effect in 2023 and is intended to counter certain price increases in prescriptions drugs. The inflation rebate provision will require drug manufacturers to pay a rebate to the federal government if the price for a drug or biologic under Medicare Part B and Part D increases faster than the rate of inflation. To support biosimilar competition, beginning in October 2022, qualifying biosimilars whose average sales price (“ASP”) is less than the ASP of its biologic reference product may receive a Medicare Part B payment increase for a period of five years. Separately, if a biologic drug for which no biosimilar exists delays a biosimilar’s market entry beyond two years, CMS will be authorized to subject the biologics manufacturer to price negotiations intended to ensure fair competition. Notwithstanding these provisions, the IRA’s impact on commercialization and competition remains largely uncertain.

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

Notwithstanding the IRA, continued legislative and enforcement interest exist in the United States with respect to specialty drug pricing practices. Specifically, we expect regulators to continue pushing for transparency to drug pricing, reducing the cost of prescription drugs under Medicare, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs.

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

National laws, regulations and the applicable cGCP and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use guidelines on Good Clinical Practice and the ethical principles that have their origin in the Declaration of Helsinki.

During the development of a medicinal product, the EMA and national regulators within the EU provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Committee for Medicinal Products for Human Use (“CHMP”) on the recommendation of the Scientific Advice Working Party. A fee is incurred with each scientific advice procedure, but is significantly reduced for designated orphan medicines. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future Marketing Authorization Application (“MAA”) of the product concerned.

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

The centralized procedure provides for the grant of a single MA by the European Commission (“EC”) that is valid for all EU Member States and, after respective national implementing decisions, in the three additional EEA Member States. The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products and medicinal products with a new active substance indicated for the treatment of certain diseases (AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases). For medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a marketing authorization through the centralized procedure.

Under the centralized procedure, the CHMP, established at the EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated assessment might be granted by the CHMP in exceptional cases when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. On request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. However, the EC has final authority for granting the MA within 67 days after receipt of the CHMP opinion.

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

All new MAAs must include a Risk Management Plan (“RMP”), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. RMPs are continually modified and updated throughout the lifetime of the medicine as new information becomes available. New RMPs are required to be submitted (i) at the request of EMA or a national competent authority, or (ii) whenever the risk-management system is modified, especially as the result of new information being received that may lead to a significant change to the benefit-risk profile or as a result of an important pharmacovigilance or risk-minimization milestone being reached. The regulatory authorities may also impose specific obligations as a condition of the MA. Since October 20, 2023, all RMPs for centrally authorized products are published by the EMA subject to only limited redactions.

MAs have an initial duration of five years. After these five years, the authorization may subsequently be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the EC or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with only one additional five-year renewal. Applications for renewal must be made to the EMA at least nine months before the five-year period expires.

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

The data exclusivity period begins on the date of the product’s first MA in the EU. After eight years, a generic product application may be submitted and generic companies may rely on the MA holder’s data. However, a generic product cannot launch until two years later (or a total of 10 years after the first MA in the EU of the innovator product), or three years later (or a total of 11 years after the first MA in the EU of the innovator product) if the MA holder obtains MA for a new indication with significant clinical benefit within the eight-year data exclusivity period. Additionally, another noncumulative one-year period of data exclusivity can be added to the eight years of data exclusivity where an application is made for a new indication for a well-established substance, provided that significant pre-clinical or clinical studies were carried out in relation to the new indication. Another year of data exclusivity may be added to the eight years, where a change of classification of a pharmaceutical product has been authorized on the basis of significant pre-trial tests or clinical trials (when examining an application by another applicant for or holder of market authorization for a change of classification of the same substance the competent authority will not refer to the results of those tests or trials for one year after the initial change was authorized).

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

On April 26, 2023, the EC submitted a proposal for the reform of the European pharmaceutical legislation. The current draft envisages a shortening of the periods of data exclusivity, however, there is currently neither a final version of this draft nor a date for its entry into force.

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

In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the EEA that are not considered by the EC to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”). When relying on SCCs, the data exporters are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. On June 18, 2021, the European Data Protection Board adopted recommendations to assist data exporters with such assessment and their duty to identify and implement supplementary measures where they are needed to ensure compliance with the EU level of protection to the personal data they transfer to third countries. With regard to the transfer of personal data from the EEA to the United States, on July 10, 2023, the EC adopted its adequacy decision for the EU-US Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to U.S. companies participating in the framework.

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

If pegozafermin is approved for the treatment of NASH, future competition could also arise from select products currently in development, including, but not limited to: Firsocostat/GS-0976, an ACC inhibitor, and Cilofexor/GS-9674, an FXR agonist, from Gilead Sciences, Inc.; Ervogastat/PF-06865571, a DGAT2 inhibitor, and Clesacostat/PF-05221304, an ACC inhibitor from Pfizer Inc.; Resmetirom, a beta-thyroid hormone receptor agonist from Madrigal Pharmaceuticals, Inc.; VK2809, a beta-thyroid hormone receptor agonist from Viking Therapeutics, Inc.; Denifanstat, a selective FASN inhibitor from Sagimet Biosciences Inc.; Efruxifermin, a FGF21 analog from Akero Therapeutics, Inc.; Belapectin, a Galectin-3 inhibitor from Galectin Therapeutics Inc.; Semaglutide, a GLP-1 receptor agonist from Novo Nordisk A/S; Pemvidutide/ALT-801, a dual GLP-1/glucagon agonist from Altimmune; Tirzepatide, a dual GIP/GLP-1 receptor agonist from Eli Lilly and Company; Survodutide, a glucagon/GLP-1 receptor dual agonist from Boehringer Ingelheim; Retatrutide/LY3437943, an agonist of the glucose-dependent insulinotropic polypeptide, glucagon-like peptide 1, and glucagon receptors from Eli Lilly and Company; Efinopegdutide, a dual GLP-1/glucagon receptor agonist, from Merck; Lanifibranor, a PPAR alpha/delta/gamma agonist from Inventiva; NNC0194-0499, an FGF21 analog from Novo Nordisk; and BOS-580, an FGF21 analog from Boston Pharmaceuticals.

If pegozafermin is approved for the treatment of SHTG, we would face competition from currently approved and marketed products, including, but not limited to, statins, fibrates, Vascepa (Pure EPA), and Lovaza (EPA and DHA), as well as generic products. Further competition could arise from products currently in development, including: Olezarsen/AKCEA-APOCIII-LRx, an APOC3 inhibitor from Ionis; Evinacumab, an Anti-ANGPTL3 from Regeneron Pharmaceuticals, Inc.; and plozasiran, an ApoC-III inhibitor from Arrowhead Pharmaceuticals, Inc.

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

Northway Biotechpharma (“BTPH”) is currently our sole source supplier for pegozafermin. Any reduction or halt in supply of drug substance from BTPH could limit our ability to develop pegozafermin until a replacement contract manufacturer is found and qualified. We are working with BTPH and a second CMO, BiBo Biopharma Engineering Co., Ltd. (“BiBo”), on process optimization to support large-scale production for future trials and commercialization.

We have successfully developed two refrigerated liquid formulations. These formulations are approved by the FDA and are currently in use in our trials. In addition, we have entered into a contract with two commercial fill vendors. We may in the future develop an autoinjector to deliver the liquid formulations.

Manufacturing Development Agreements

In May 2018, we entered into a master services agreement with BTPH, under which BTPH agreed to provide us certain services, including development, manufacturing, and storing of pegozafermin, under statements of work for such services to be agreed by the parties from time to time. In February 2023, we entered into a similar agreement with BiBo for larger commercial scale manufacturing.

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

FGF21 Patents

Our FGF21 patent portfolio includes eight families:

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

The second family is entitled “Mutant FGF-21 Peptide Conjugate and Uses Thereof” and is specifically directed to pegozafermin. The Patent Cooperation Treaty (“PCT”) Patent Application for this family was filed on September 4, 2018 (PCT/IB2018/00112). A U.S. Prioritized Examination Continuation Patent Application (Application Serial No. 16/225,640) was filed on December 19, 2018 as a continuation of PCT/IB2018/0112 and from which U.S. Patent Number 10,407,479 was issued on September 10, 2019. The term of the U.S. Patent Number 10,407,479 is September 4, 2038. The issued claims are directed to pegozafermin and a defined genus specifically encompassing pegozafermin and compositions thereof (including site-specific mutations at positions 173 and 176), as well as methods for making and using pegozafermin for a variety of therapeutic indications. Such indications include methods for treating NASH or metabolic syndrome. Subjects where there is a need to reduce blood glucose or to reduce HbA1C include those afflicted with diabetes Type 2, NASH and metabolic syndrome. The claims encompass different therapeutic regimens for administering pegozafermin (e.g., once a week or once every two weeks), which regimens are based on pegozafermin’s long half-life in vivo. This patent family provides granted patent protection of pegozafermin in 24 ex-United States jurisdictions around the globe: Australia, Canada, China, Europe (broadly), Israel, Japan, Korea and Hong Kong (expiry date: September 4, 2038). One U.S. Patent Application and one China Patent Application are pending in this family.

The third family is entitled “Methods Of Treatment Using Mutant FGF-21 Peptide Conjugates”. This patent family provides granted patent protection in the United States with claims directed to dosage regimen for treating NASH (U.S. Patent Number 11,427,623). The term of the U.S. Patent Number 11,427,623 is September 4, 2038. One U.S. Patent Application is pending in this family.

The fourth family is entitled “Methods for promoting weight loss”. A PCT application was filed January 29, 2021 (PCT/IB2021/000044) with claims directed towards method to reduce total body weight, body fat content and/or BMI. A United States National phase application was filed July 20, 2022 and is pending.

The fifth family is entitled “Liquid Formulations Comprising Mutant FGF-21 Peptide Pegylated Conjugates” with claims directed to on stable liquid formulation of FGF21. A PCT Patent Application for this family was filed on March 10, 2022. A U.S. Prioritized Examination Patent Application was filed on March 10, 2022 and U.S. Patent Number 11,596,669 was issued on March 7, 2023. The term of the U.S. Patent Number 11,596,669 is March 10, 2042. The issued claims are directed to pegozafermin liquid formulations. One U.S. patent application is pending. This patent family also includes six patent applications in ex-United States jurisdictions (Australia, Canada, China, Europe, Israel and Japan). We will continue to file patent applications to cover various formulations of FGF21.

The sixth family is entitled “Chemical Synthesis of Cytidine-5'-Monophospho-N-Glycyl-Sialic Acid” with claims directed to the chemical synthesis of Cytidine-5'-Monophospho-N-Glycyl-Sialic Acid. A PCT Patent Application was filed on December 20, 2022. A corresponding patent application is pending with the European Patent Office.

The seventh family is entitled “Composition and Method of Treatment for Severe Hypertriglyceridemia.” A PCT Patent Application and a U.S. Patent Application were filed June 23, 2023.

The eighth family is entitled “Methods of Treatment of NASH Using Mutant FGF-21 Peptide Conjugates.” A PCT Patent Application was filed August 24, 2023.

We expect to continue to file patent applications to cover method of treating different indications.

FASN Patents

Our FASN patent portfolio currently consists of three patent families, including patents and/or patent applications in the United States, the European Patent Convention, Canada, Mexico, Israel, China and Japan.

The first patent family, directed to TEV-48317, which we acquired from Teva under the FASN Agreement, and other 1,4-substituted piperidine-based FASN inhibitors, is currently protected by four granted U.S. patents that cover these compounds, pharmaceutical compositions comprising these compounds, and/or methods of treating FASN-mediated disorders using these compounds. The non-extended term for these patents would expire on June 17, 2036. A pending U.S. application has also been filed. The first patent family also includes fourteen foreign patents. The second patent family is directed to other 1,4-substituted piperidine-based FASN inhibitors, pharmaceutical compositions, and methods of treating FASN-mediated disorders. The second patent family includes two granted U.S. patents, one U.S. patent application, and eleven foreign patents. The third patent family is directed to spiropiperidine FASN inhibitors, pharmaceutical compositions containing these compounds, and methods of treating FASN-mediated disorders using these compounds. The third patent family includes two granted U.S. patents, one U.S. patent application, three foreign patents, and two pending foreign patent applications.

Human Capital Management

As of December 31, 2023, we had 70 full-time employees, of which 52 employees are engaged in research and development activities. 62 of our full-time employees are located in the United States, including at our facilities in San Francisco, California, and 8 of our full-time employees are located outside of the United States. We consider our relationship with our employees to be good. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements.

We track and report internally on key talent metrics including workforce demographics, diversity data (reported voluntarily) and the status of open positions. We value equality, inclusion and diversity in the workforce. Many diverse groups are represented among our employees and we strive to expand that representation. We work diligently to ensure that our norms, practices, and policies are equitable. We regularly and anonymously survey employees to fully understand their experience and use the data in our efforts towards inclusivity. As of December 31, 2023, approximately 63% of our employees identify as female. We strive to interview diverse candidates for our open positions.

Attracting, developing and retaining talented employees to support the growth of our business is an integral part of our human capital strategy and critical to our long-term success. We continue to seek additions to our staff, although the competition in our industry and in the San Francisco area, where our headquarters is located, is significant. The principal purpose of our equity incentive and annual bonus programs is to attract, retain and motivate personnel through the granting of stock-based compensation awards and cash-based performance bonus awards. As a biopharmaceutical company, we recognize the importance of access to high quality healthcare and as such we cover 90% of our employees’ monthly healthcare premiums. We offer a package of competitive employee benefits, including 401(k) plan matching contributions and an employee stock purchase plan.

We have a performance appraisal process in which managers provide regular feedback to assist with the success and development of our employees. We also invest in the growth and development of our employees through various training and opportunities that enable employees to be more effective in their roles.

We believe our management team has the experience necessary to effectively execute our strategy to achieve our corporate goals. A large majority of our employees have obtained degrees in their professions.

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

We file electronically with the Securities and Exchange Commission (“SEC”) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We make available on our website at www.89bio.com, under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC.

Emerging Growth Company and Smaller Reporting Company Status

Prior to December 31, 2023, we were an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, and we were eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, less extensive disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation, and exemptions from stockholder approval of any golden parachute payments not previously approved.

Effective December 31, 2023, the Company exited its emerging growth company status and met the definition of a large accelerated filer, as defined under Rule 12b-2 of the Exchange Act. Therefore, we are required to comply with new or revised financial accounting standards as of the effective dates applicable to public companies that are not emerging growth companies. This change in filer status did not have a material impact on our financial statements. In accordance with SEC rules, we are availing ourselves of the exemptions from disclosure requirements, including certain of the reduced and scaled disclosure obligations, that are available to smaller reporting companies. However, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2024, we will no longer be permitted to take advantage of the reduced reporting requirements applicable to smaller reporting companies.

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

Pegozafermin and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and comparable foreign regulatory authorities before obtaining marketing approval from these regulatory authorities. The drug development and approval process is lengthy and expensive, and approval is never certain. Investigational new drugs, such as pegozafermin, may not prove to be safe and effective in clinical trials. We have limited direct experience as a company in conducting pivotal trials required to obtain regulatory approval and we expect that the Phase 3 trials we are conducting will be more expansive and complex than the trials we have conducted to date. We may be unable to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants, procure sufficient drug supply or begin or successfully complete clinical trials in a timely fashion, if at all. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support regulatory approval. Even if an ongoing clinical trial is successful, it may be insufficient to demonstrate that pegozafermin is safe or effective for registration purposes.

There is a high failure rate for drugs and biologic products proceeding through clinical trials. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of pegozafermin or any future product candidate may not be predictive of the results of later-stage clinical studies or trials and the results of studies or trials in one set of patients or line of treatment may not be predictive of those obtained in another. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical studies and earlier stage clinical trials. In addition, data obtained from preclinical and clinical activities is subject to varying interpretations, which may delay, limit or prevent regulatory approval. It is impossible to predict when or if pegozafermin or any future product candidate will prove effective or safe in humans or will receive regulatory approval. Owing in part to the complexity of biological pathways, pegozafermin or any future product candidate may not demonstrate in patients the biochemical and pharmacological properties we anticipate based on laboratory studies or earlier stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. The number of patients exposed to product candidates and the average exposure time in the clinical development programs may be inadequate to detect rare adverse events or findings that may only be detected once a product candidate is administered to more patients and for greater periods of time. To date, our Phase 1a, Phase 1b/2a and Phase 2 clinical trials have involved small patient populations and, because of the small sample size in such trials, the results of those clinical trials may be subject to substantial variability, including the inherent variability associated with biopsies in NASH patients, and may not be indicative of either future interim results or final results in future trials of patients with liver or cardio-metabolic diseases. If we are unable to successfully demonstrate the safety and efficacy of pegozafermin or other future product candidates and receive the necessary regulatory approvals, our business will be materially harmed.

We will require substantial additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of pegozafermin or develop new product candidates.

As a clinical-stage biopharmaceutical company, our operations have consumed significant amounts of cash since our inception. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials of and seek regulatory approval for pegozafermin. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for a period of at least one year from the date this Annual Report on Form 10-K is filed with the SEC.

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

In addition, if pegozafermin receives approval and is commercialized, we will be required to make milestone and royalty payments to Teva, from whom we acquired certain patents and intellectual property rights relating to pegozafermin, and from whom we licensed patents and know-how related to glycoPEGylation technology that is used in the manufacture of pegozafermin. For additional information regarding this license agreement, please see Note 5 to our consolidated financial statements appearing under Part II, Item 8 of this Annual Report.

If we experience delays in clinical testing, our commercial prospects will be adversely affected, our costs may increase and our business may be harmed.

We cannot guarantee that we will be able to initiate and complete clinical trials and successfully accomplish all required regulatory activities or other activities necessary to gain approval and commercialize pegozafermin or any future product candidates. We currently have two active investigational new drug (“IND”) applications with the FDA in the United States for pegozafermin. In the future, we may file an additional IND with another division for any future indications or future product candidates. If any such future IND is not approved by the FDA, our clinical development timeline may be negatively impacted and any future clinical programs may be delayed or terminated. As a result, we may be unable to obtain regulatory approvals or successfully commercialize our products. We do not know whether any other clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize pegozafermin and any future product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize pegozafermin or any future product candidates and may harm our business, results of operations and prospects. Our or our future collaborators’ inability to timely complete clinical development could result in additional costs to us as well as impair our ability to generate product revenue, continue development, commercialize pegozafermin and any future product candidates, reach sales milestone payments and receive royalties on product sales. In addition, if we make changes to a product candidate including, for example, a new formulation, we may need to conduct additional nonclinical studies or clinical trials to bridge or demonstrate the comparability of our modified product candidate to earlier versions, which could delay our clinical development plan or marketing approval for pegozafermin and any future product candidates.

If we encounter difficulties in enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials largely depends on patient enrollment. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our future clinical trials, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Furthermore, there are inherent difficulties in diagnosing NASH, which can currently only be definitively diagnosed through a liver biopsy, and identifying SHTG patients. Specifically, identifying patients most likely to meet NASH enrollment criteria on biopsy is an ongoing challenge, with existing clinical indicators lacking both sensitivity and specificity. As a result, NASH trials often suffer from high levels of screen failure following central review of the baseline liver biopsy, which can lead to lower enrollment. In addition, we do not have experience enrolling patients with cirrhosis and such enrollment make take longer than we expect. As a result of such difficulties and the significant competition for recruiting NASH and SHTG patients in clinical trials, we or our future collaborators may be unable to enroll the patients we need to complete clinical trials on a timely basis, or at all. In addition, our competitors, some of whom have significantly greater resources than we do, are conducting clinical trials for the same indications and seek to enroll patients in their studies that may otherwise be eligible for our clinical studies or trials. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which could further reduce the number of patients who are available for our clinical trials in these sites. Further, in the event one of our competitors receives regulatory approval for their product candidate before we do, we may have difficulty enrolling patients if they choose to take an approved drug, rather than enroll in a clinical trial. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Even if we are able to enroll a sufficient number of patients in our clinical studies or trials, delays in patient enrollment may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of pegozafermin and any future product candidates. We plan to leverage the safety database from the SHTG Phase 3 program across both the SHTG and NASH indications. If we are not able enroll enough patients in our trials sufficient to support the safety database, our ability to advance the development of pegozafermin may be adversely affected.

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

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop our product candidates and commercialize any products that receive regulatory approval on a timely basis. Supply chain issues, including those resulting from the ongoing war in Ukraine and the acts of piracy and military unrest in the Red Sea, may affect our third-party vendors and cause delays. Furthermore, since we have engaged a manufacturer located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the legislation or policies of the United States, including the proposed BIOSECURE bill, or Chinese governments, political unrest or unstable economic conditions in China. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. For example, in the event that we need to switch our third-party manufacturer of pegozafermin from BTPH, which is our sole manufacturing source for pegozafermin, we anticipate that the complexity of the glycoPEGylation manufacturing process may materially impact the amount of time it may take to secure a replacement manufacturer. The delays associated with the verification of a new manufacturer, if we are able to identify an alternative source, could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

We are developing pegozafermin for the treatment of NASH, an indication for which there are no approved products. Although there are guidelines issued by the FDA for the development of drugs for the treatment of NASH, the development of a novel product candidates such as pegozafermin may be more expensive and take longer than for other, better known or extensively studied product candidates. As other companies are in later stages of clinical trials for their potential NASH therapies, we expect that the path for regulatory approval for NASH therapies may continue to evolve in the near term as these other companies refine their regulatory approval strategies and interact with regulatory authorities. Such evolution may impact our future clinical trial designs, including trial size and endpoints, in ways that we cannot predict today. In particular, regulatory authority expectations about liver biopsy data may evolve especially as more information is published about the inherent variability in liver biopsy data. Certain of our competitors have experienced regulatory setbacks for NASH therapies following communications from the FDA. We currently do not know the impact, if any, that these setbacks could have on the path for regulatory approval for NASH therapies generally or for pegozafermin. In addition, if one of the other companies receives regulatory approval for its NASH therapy before we do, such approval could impact our development of pegozafermin. We may have difficulty enrolling patients in our Phase 3 program for patients with NASH if patients choose to take an approved drug, rather than enroll in a clinical trial. In addition, we expect that the first therapy that is approved for the treatment of NASH will establish initial pricing and labelling expectations, which could impact our pricing and labelling if pegozafermin receives marketing approval.

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

The biopharmaceutical industry is intensely competitive and subject to rapid innovation and significant technological advancements. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies, universities and other research institutions. A number of biotechnology and pharmaceutical companies are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting. Certain of these companies have published positive data regarding their clinical trials, which may further increase the competition we face. Smaller or earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Given the high incidence of NASH and SHTG, it is likely that the number of companies seeking to develop products and therapies for the treatment of liver and cardio-metabolic diseases, such as NASH and SHTG, will increase. We may also face competition indirectly from companies developing therapies like the incretins to treat obesity and/or Type 2 diabetes. Some incretin-based therapies are also being developed for the treatment of NASH.

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

We rely on third parties for certain aspects of our product candidate development process and we may not be able to obtain and maintain the third-party relationships that are necessary to develop, commercialize and manufacture some or all of our product candidates. If these third parties do not successfully perform and comply with regulatory requirements, we may not be able to successfully complete clinical development, obtain regulatory approval, or commercialize our product candidates and our business could be substantially harmed.

We depend on collaborators, partners, licensees, clinical investigators, contract research organizations, manufacturers and other third parties to support our discovery efforts, to formulate product candidates, to conduct clinical trials for some or all of our product candidates and to manufacture clinical and commercial scale quantities of our drug substance and drug product and expect to depend on these third parties to market, sell and distribute any products we successfully develop. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities and such alternative arrangements may not be available on terms acceptable to us. We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development, marketing approval and/or commercialization of pegozafermin or any future product candidates, producing additional losses and depriving us of potential revenue.

In addition, we have relied upon and plan to continue to rely upon third party contract research organizations (“CROs”) to conduct, monitor, and manage preclinical and clinical programs. We rely on these parties for execution of clinical trials, and we manage and control only some aspects of their activities. We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with all applicable laws, regulations, and guidelines, including those required by the FDA, EMA and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of our CROs or vendors fail to comply with applicable and evolving laws, regulations, and guidelines, the results generated in our clinical trials may be deemed insufficient or unreliable, and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications.

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

Even if we receive regulatory approval for pegozafermin or any future product candidates, we will have tested them in only a small number of patients during our clinical trials. If our applications for marketing are approved and more patients begin to use our product, new risks and side effects associated with our products may be discovered. As a result, regulatory authorities may revoke their approvals. Based on guidelines issued by the FDA for the development of drugs for the treatment of NASH, if pegozafermin is approved by the FDA based on a surrogate endpoint pursuant to section 506(c) of the Federal Food, Drug, and Cosmetic Act and the accelerated approval regulations (21 C.F.R. part 314, subpart H; 21 C.F.R. part 601, subpart E), consistent with FDA guidance, we will be required to conduct additional clinical trials establishing clinical benefit on the ultimate outcome of NASH. Under the Food and Drug Omnibus Reform Act of 2022, the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. If pegozafermin is approved by the FDA for the treatment of SHTG based on an endpoint of the reduction of triglycerides, the FDA may still require a cardiovascular outcomes study as part of a post-marketing authorization commitment. Such a study would be time consuming and costly and we cannot guarantee that we will see positive results, which could result in the revocation of the approval. Additionally, we may be required to conduct additional clinical trials, make changes in labeling of our product, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities for pegozafermin and any future product candidates. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such product are revoked. As a result, we may experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for pegozafermin or any future product candidates would substantially harm our business.

Currently, we do not have any product candidates that have received regulatory approval. The time required to obtain approval from the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions. It is possible that none of pegozafermin or any future product candidates will ever obtain regulatory approval. Pegozafermin or any future product candidate could fail to receive regulatory approval from the FDA or comparable foreign regulatory authorities for many reasons, including those referenced in Part I, Item 1. “Business— Government Regulation and Product Approval” in this Annual Report on Form 10-K. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of the product candidate.

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

In addition, we may seek Breakthrough Therapy designation for other indications or future product candidates. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that a current or future product candidate meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In addition, even though pegozafermin is designated as a breakthrough therapy in NASH, the FDA may later decide that the product candidate no longer meets the conditions for designation and the designation may be rescinded. See Part I, Item 1. “Business— Expedited Programs for Serious Conditions” in this Annual Report on Form 10-K.

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

We expect the product candidates we develop will be regulated as biologics, and therefore they may be subject to competition sooner than anticipated.

The BPCIA was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when processes intended to implement BPCIA may be fully adopted by the FDA, any of these processes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of the product candidates we develop that is approved in the United States as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

In addition, the first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitted under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period. The approval of a biologic product biosimilar to one of our product candidates could have a material adverse impact on our business as it may be significantly less costly to bring to market and may be priced significantly lower than our product candidates.

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

The market price of our common stock could fluctuate significantly, and you may not be able to resell your shares at or above the price you paid for your shares. Our stock price could fluctuate significantly due to various factors in addition to those otherwise described in this Annual Report on Form 10-K, including those described in these “Risk Factors,” including business developments announced by us and by our collaborators and competitors, or as a result of market trends and daily trading volume. The business developments that could affect our stock price include announcements or disclosures from competitors in the same class or category, new collaborations, clinical advancement, commercial launch or discontinuation of product candidates in the same class or category and regulatory approvals for our product candidates or product candidates in the same class or category. Our stock price could also fluctuate significantly with the level of overall investment interest in small-cap biotechnology stocks or for other reasons unrelated to our business. Any of these factors may result in large and sudden changes in the volume and trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company.

Sales of our common stock, or the perception that such sales may occur, or issuance of shares of our common stock upon exercise of warrants could depress the price of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of our common stock. In addition, we have filed a registration statement registering under the Securities Act the shares of our common stock reserved for issuance under our 2019 Plan and 2023 Inducement Plan, including shares issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Further, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt or equity securities.

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

As of December 31, 2023, our executive officers, directors and other holders of 5% or more of our common stock beneficially owned a majority of our outstanding common stock. As a result, our executive officers, directors and other holders of 5% or more of our common stock, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, executive officers and other holders of 5% or more of our common stock, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud. If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our stock may decrease.

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

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. Section 404(b) of the Sarbanes-Oxley Act (“Section 404”) also requires our independent auditors to express an opinion on our internal control over financial reporting. Ensuring that we have adequate internal controls in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, our independent registered public accounting firm may issue a report that is adverse, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the SEC or Section 404. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. If we are not able to comply with the requirements of Section 404 or if we or our independent registered public accounting firm are unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

Our ability to use our net operating loss carryforwards and other tax attributes may be limited. If we are required to pay any tax assessment, it could impact our net operating loss carryforwards, as well as our results of operations and financial condition.

As of December 31, 2023, we had U.S. federal and state net operating loss (“NOL”) carryforwards of $195.0 million and $302.8 million, respectively, which may be available to offset future taxable income. As of December 31, 2023, we also had gross federal tax credits of $7.5 million, which may be used to offset future tax liabilities. Certain NOLs and tax credit carryforwards will begin to expire in 2039. Use of our NOL carryforwards and tax credit carryforwards depends on many factors, including having current or future taxable income, which cannot be assured.

In addition, in December 2023, the Israeli Tax Authorities issued a tax assessment claiming our 2019 reorganization and intercompany transaction to license the intellectual property rights from our subsidiary in Israel should be treated as a sale of intellectual property rights. If this matter is litigated and the Israeli Tax Authorities are able to successfully sustain their position and we are required to pay a tax assessment, it could impact our NOL carryforwards and our results of operations and financial condition could be materially and adversely affected. See further discussion in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Income Taxes” and in Note 9 to our consolidated financial statements appearing under Part II, Item 8 of this Annual Report on Form 10-K.

Litigation costs and the outcome of litigation could have a material adverse effect on our business.

From time to time we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, securities litigation, employment matters, security of patient and employee personal information, contractual relations with collaborators and licensors and intellectual property rights. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have implemented procedures for assessing, identifying and managing significant risks from cybersecurity threats and have incorporated these procedures into our overall risk management systems and processes. We regularly evaluate significant risks from cybersecurity attacks, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information stored there. The program to manage cybersecurity risks has tools and activities designed to identify, examine and manage current and potential cybersecurity threats, as well as plans and strategies designed to deal with threats and incidents.

We regularly evaluate the cybersecurity risks that could affect our information systems, as well as on an ad hoc basis when there is a significant change in how we do business that may expose our information systems to more such risks. These evaluations include identifying the possible internal and external risks, how likely and harmful they are, and whether our current policies, procedures, systems, and safeguards are adequate to handle them.

We use these risk assessments to design, implement, and maintain appropriate safeguards that are intended to mitigate identified risks, address any shortcomings in our existing safeguards, and regularly check how well our safeguards work. Our information technology (“IT”) department is primarily responsible for evaluating, overseeing, and handling our cybersecurity risks to manage the process of risk assessment and mitigation. We have established a cross-functional IT Security Steering Committee that oversees the management of our cybersecurity risks and execution of any mitigation efforts.

Our IT department and Company management work together to check and improve our safeguards as part of our overall risk management system. We also periodically provide training to our employees on these safeguards and keep them informed of our cybersecurity policies through regular communications across the Company.

We work with consultants or other third parties as part of our risk assessment processes, when appropriate. They help us create and execute our cybersecurity policies and procedures and check and test our safeguards. We ask key third-party service providers to confirm that it can apply and keep appropriate cybersecurity measures in line with all relevant laws, to apply and keep reasonable cybersecurity measures when they work with us, and to promptly report any possible breach of their cybersecurity measures that could impact our company.

We have not identified risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, including our business strategy, results of operations or financial condition, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. For additional information regarding these risks, please refer to Item 1A, “Risk Factors,” “We depend on our information technology systems and those of our third-party collaborators, service providers, contractors or consultants. Our internal computer systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer security breaches, disruptions, or incidents, which could result in a material disruption of our development programs or loss of data or compromise the privacy, security, integrity or confidentiality of sensitive information related to our business and have a material adverse effect on our reputation, business, financial condition or results of operations” in this Annual Report on Form 10-K.

Governance

Our board of directors oversees our overall risk management process and significant risks facing us, including cybersecurity risks. The audit committee, which is comprised solely of independent directors, has been designated by our board of directors to oversee cybersecurity risks. Our board of directors oversees and evaluates strategic risk exposure, while our executive officers manage the significant risks we encounter on a daily basis.

The audit committee receives periodic briefings from our Chief Financial Officer, the Chair of the IT Security Steering Committee, regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, and activities of third parties. Our audit committee provides periodic updates to the board of directors on such reports.

The IT Security Steering Committee, which is in charge of our cybersecurity policies and procedures, including the ones discussed in “Risk Management and Strategy” above, is led by our Chief Financial Officer, who has eight years of senior leadership experience at public biotechnology companies, including five years with 89bio. The IT Security Steering committee also includes our Director of IT, who is an experienced Information Technology professional and has over 20 years of experience managing information technology, of which 10 years pertain to cybersecurity related experience.

Item 2. Properties.

We lease office space in two buildings in San Francisco, California consisting of an aggregate of approximately 21,216 square feet. The leases expire in January 2025 and March 2027. We believe that our current space is adequate for our needs. We also believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

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

As of February 21, 2024, there were approximately 5 stockholders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, pegozafermin, a specifically engineered glycoPEGylated analog of fibroblast growth factor 21 (“FGF21”), is currently being developed for the treatment of nonalcoholic steatohepatitis (“NASH”) (also known as metabolic dysfunction-associated steatohepatitis (“MASH”)) and for the treatment of severe hypertriglyceridemia (“SHTG”). Refer to the “Business” section of Item 1 above for additional information related to our clinical development programs in NASH and SHTG.

In the fourth quarter of 2023, we achieved a clinical development milestone related to the enrollment of patients in our ENTRUST clinical trial in SHTG and made a $2.5 million milestone payment under the Teva Agreements (as defined below).

We commenced operations in 2018 and have devoted substantially all of our resources to raising capital, acquiring our initial product candidate, identifying and developing pegozafermin, licensing certain related technology, conducting research and development activities (including preclinical studies and clinical trials) and providing general and administrative support for these activities.

We expect our existing cash, cash equivalents and marketable securities of $578.9 million as of December 31, 2023 will be sufficient to fund our planned operating expense and capital expenditure requirements for a period of at least one year from the date this Annual Report on Form 10-K is filed with the SEC.

We have incurred net losses since our inception. Our net losses for the years ended December 31, 2023, 2022 and 2021 were $142.2 million, $102.0 million and $90.1 million, respectively. As of December 31, 2023, we had an accumulated deficit of $457.4 million. We expect to continue to incur significant expenses and increasing operating losses as we advance pegozafermin and any future product candidates through clinical trials, seek regulatory approval for pegozafermin and any future product candidates, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, protect our intellectual property, prepare for and, if approved, proceed to commercialization of pegozafermin and any future product candidates, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

We expense all research and development expenses in the periods in which they are incurred. We accrue for costs incurred as services are provided based on invoices and statements received from our external service providers and by monitoring the status of their activities. We adjust our accrued expenses as actual costs become known.

Payments associated with licensing agreements to acquire licenses to develop, use, manufacture and commercialize products that have not reached technological feasibility and do not have alternate commercial use are expensed as incurred. Where contingent milestone payments are due to third parties under research and development arrangements or license agreements, the milestone payment obligations are expensed when payment becomes probable and reasonably estimable, which is generally upon achievement of the milestone.

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

Interest Expense

Interest expense consists of interest expense, accretion of final payment fees and amortization of deferred debt issuance costs related to our term loan facilities.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest income including accretion of discount on marketable securities, offset by amortization of premium on marketable securities.

Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 15, 2023.

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	Change
Operating expenses:
Research and development	$122,230	$80,796	$41,434
General and administrative	28,974	21,453	7,521
Total operating expenses	151,204	102,249	48,955
Loss from operations	(151,204)	(102,249)	(48,955)
Interest expense	(4,794)	(1,922)	(2,872)
Interest income and other, net	17,676	2,164	15,512
Income tax (expense) benefit	(3,867)	(19)	(3,848)
Net loss	$(142,189)	$(102,026)	$(40,163)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	Change
Clinical development	$44,684	$44,683	$1
Contract manufacturing	52,799	19,515	33,284
Personnel-related expenses	23,028	15,156	7,872
Other expenses	1,719	1,442	277
Total research and development expenses	$122,230	$80,796	$41,434

Research and development expenses increased by $41.4 million to $122.2 million in 2023 from $80.8 million in 2022, which was primarily attributable to an increase in contract manufacturing costs for scale-up activities performed by our third-party contract manufacturing partner. Also contributing to the increase were personnel-related expenses due to higher employee headcount and related benefit costs including stock-based compensation expense. Research and development expenses included stock-based compensation expense of $7.0 million in 2023 compared to $4.1 million in 2022.

General and Administrative Expenses

General and administrative expenses increased by $7.5 million to $29.0 million in 2023 from $21.5 million in 2022, which was primarily attributable to an increase in personnel-related expenses of $4.5 million due to higher employee headcount to support our growth, including stock-based compensation expense, increased consultant and professional fees of $3.7 million, partially offset by a decrease of $0.7 million in insurance-related and other costs. General and administrative expenses included stock-based compensation of $9.1 million in 2023 compared to $6.3 million in 2022.

Interest Expense

Interest expense increased by $2.9 million to $4.8 million in 2023 from $1.9 million in 2022, primarily due to a $1.2 million loss upon extinguishment of our prior term loan, as well as higher average debt balances and interest rates in 2023 compared to 2022.

Interest Income and Other, Net

Interest income and other, net increased by $15.5 million to $17.7 million in 2023 from $2.2 million in 2022, primarily due to interest earned from higher average cash equivalents and marketable securities balances in 2023 compared to 2022, as well as the favorable impact of higher interest rates in 2023.

Income Tax Expense

Income tax expense increased by $3.8 million in 2023 compared to 2022 due to certain tax-related accruals. Refer to Note 9 to our consolidated financial statements appearing under Part II, Item 8 of this Annual Report for additional discussion.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $578.9 million and an accumulated deficit of $457.4 million.

Sources of Liquidity

At-the-Market Offerings

In March 2021, we entered into an at-the-market sales agreement (as amended, the “Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co. (the “Sales Agents”), pursuant to which we may offer and sell up to $75.0 million in gross aggregate proceeds of shares of our common stock (the “2021 ATM Facility”) from time to time pursuant to an effective registration statement. The Sales Agents are entitled to compensation at a commission of up to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. In 2021 and 2022, we sold shares of our common stock under the 2021 ATM Facility and received net proceeds of $3.3 million and $28.5 million, respectively. In February 2023, we sold shares of our common stock under the 2021 ATM Facility and received net proceeds of $13.4 million.

In February 2023, we entered into an amendment to the Sales Agreement, pursuant to which we may offer and sell up to $150.0 million of shares of our common stock (the “2023 ATM Facility”) pursuant to an effective registration statement. In June 2023, we sold 1,200,539 shares of our common stock under the 2023 ATM Facility and received net proceeds of $23.7 million. As of December 31, 2023, there was $125.9 million remaining for future sales under the 2023 ATM Facility. During the three months ended December 31, 2023, there were no sales pursuant to the 2023 ATM Facility.

Underwritten Public Offerings

In July 2022, we completed an underwritten public offering of our common stock, warrants to purchase shares of our common stock and pre-funded warrants to purchase shares of our common stock and raised net proceeds of $88.2 million, after deducting underwriting discounts and commissions of $5.7 million and other offering costs of $0.6 million.

In March 2023, we completed an underwritten public offering of our common stock and raised net proceeds of $296.8 million, after deducting underwriting discounts and commissions of $19.0 million and other offering costs of $0.5 million.

In December 2023, we completed an underwritten public offering of our common stock and pre-funded warrants to purchase shares of our common stock and raised net proceeds of $161.8 million, after deducting underwriting discounts and commissions of $10.4 million and other offering costs of $0.4 million.

Term Loan Facility

In January 2023, we entered into a loan and security agreement (the “2023 Loan Agreement”) with the lenders named therein (the “Lenders”). The 2023 Loan Agreement provides up to $100.0 million principal in term loans, consisting of an initial tranche of $25.0 million that was funded at closing, a second and third tranche of $15.0 million and $10.0 million, respectively, that may be funded upon the achievement of certain time-based, clinical and regulatory milestones, and a fourth tranche of up to $50.0 million that may be funded upon discretionary approval by the Lenders. Additionally, in January 2023, the initial tranche of $25.0 million that was funded at closing pursuant to our 2023 Loan Agreement was primarily used to repay our outstanding obligations under our term loan facility, as amended in May 2021, including the total principal amount outstanding as of December 31, 2022 of $20.0 million, the total final payment fee of $1.0 million and an early prepayment fee of $0.4 million. As of December 31, 2023, the second tranche of $15.0 million expired undrawn.

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

Based on our current operating plan, we expect our existing cash, cash equivalents and marketable securities of $578.9 million as of December 31, 2023 will be sufficient to fund our operations for a period of at least one year from the date this Annual Report on Form 10-K is filed with the SEC. However, our operating plans and other demands on our cash resources may change as a result of many factors, and we may seek additional funds sooner than planned. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

Funding Requirements

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Net cash (used in) provided by
Operating activities	$(129,186)	$(81,090)
Investing activities	(123,019)	(33,943)
Financing activities	513,111	117,831
Net change in cash and cash equivalents, and restricted cash	$260,906	$2,798

Operating Activities

For the year ended December 31, 2023, net cash used in operating activities of $129.2 million reflects a net loss of $142.2 million, partially offset by aggregate non-cash charges of $12.3 million and a net change of $0.7 million in our net operating assets and liabilities. The change in our operating assets and liabilities was primarily due to a net increase in accounts payable and accrued expenses of $4.0 million due to the timing of payments to vendors and a $3.7 million increase in other non-current liabilities related to tax accruals, offset in part by an increase in prepaid and other assets of $6.9 million related to our clinical trials, contract manufacturing and scale-up activities. Non-cash charges primarily included stock-based compensation expense of $16.1 million, a loss on debt extinguishment of $1.2 million related to our prior term loan, amortization of debt discount and accretion of the final payment fee related to our new term loan facility of $0.9 million, offset in part by net accretion of discounts on investments in marketable securities of $6.2 million.

For the year ended December 31, 2022, net cash used in operating activities of $81.1 million reflects a net loss of $102.0 million, partially offset by aggregate non-cash charges of $10.4 million and a net change of $10.6 million in our net operating assets and liabilities. Non-cash charges primarily included stock-based compensation of $10.4 million, amortization of debt issuance costs and accretion of the final payment fee related to our term loan facility of $0.8 million, offset in part by net accretion of discounts on investments in marketable securities of $1.0 million. The change in our operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $7.4 million and a decrease in prepaid and other assets of $3.3 million due to the timing of payments to vendors.

Investing Activities

For the year ended December 31, 2023, net cash used in investing activities was $123.0 million, which consisted of $341.1 million in purchases of marketable securities, offset in part by $218.1 million in proceeds from sales and maturities of marketable securities.

For the year ended December 31, 2022, net cash used in investing activities was $33.9 million, which consisted primarily of $152.7 million in purchases of marketable securities, offset by $118.8 million in proceeds from sales and maturities of marketable securities.

Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities was $513.1 million, which primarily consisted of net proceeds of $458.8 million from the sale of common stock in public offerings, net proceeds of $37.1 million pursuant to the sale of our common stock under our 2021 ATM Facility and 2023 ATM Facility, net proceeds of $24.4 million from our new term loan facility pursuant to our 2023 Loan Agreement, and proceeds of $15.6 million from the exercise of warrants. This was offset in part by the repayment in full of $21.4 million on our prior term loan, including the final payment and prepayment fees, and payments for taxes of $2.3 million related to net share settlement upon vesting of restricted stock units.

For the year ended December 31, 2022, net cash provided by financing activities was $117.8 million, which consisted primarily of net proceeds of $88.2 million from the sale of common stock and warrants in public offering, net proceeds of $28.5 million pursuant to the sale of common stock from our 2021 ATM Facility and $1.1 million in net proceeds from the exercise of warrants to purchase our common stock.

Contractual Obligations and Commitments

Debt Obligations

As of December 31, 2023, the outstanding debt balance of $24.8 million under our 2023 Loan Agreement is scheduled to mature on January 1, 2027 and provides for interest-only payments until February 1, 2025. For additional information regarding the terms of the debt and interest payable, see Note 6 to our consolidated financial statements under Part II, Item 8 of this Annual Report on Form 10-K.

Other Contractual Obligations and Commitments

Our cash requirements greater than one year related to other contractual obligations and commitments include the following:

In April 2018, we entered into two agreements (the “Teva Agreements”) with Teva Pharmaceutical Industries Ltd (“Teva”) under which we acquired certain patents and intellectual property relating to two programs. Under each Teva Agreement, we are required to pay Teva $2.5 million upon the achievement of a specified clinical development, and additional payments totaling up to $65.0 million upon achievement of certain commercial milestones. In addition, we are obligated to pay Teva tiered royalties at percentages in the low-to-mid single-digits on worldwide net sales on all products containing the Teva compounds. In the fourth quarter of 2023, a clinical development milestone was met for the FGF21 program under the Teva Agreements and we made a $2.5 million milestone payment. As of December 31, 2023, the timing and likelihood of achieving any remaining milestones are uncertain.

We lease office space in two buildings in San Francisco, California consisting of an aggregate of approximately 21,216 square feet. The leases expire in January 2025 and March 2027. As of December 31, 2023, undiscounted future minimum lease payments of $2.9 million remain on our leases.

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

Accrued Research and Development Expenses

We record accrued expenses for estimated preclinical and clinical trial and research expenses related to the services performed but not yet invoiced or for which we have not received vendor statements pursuant to contracts with research institutions, contract research organizations and clinical manufacturing organizations that conduct and manage preclinical studies, and clinical trials, and research services on our behalf. Payments for these services are based on the terms of individual agreements and payment timing may differ significantly from the period in which the services were performed. Our estimates are based on factors such as the progress of work completed, including patient enrollment levels. We monitor patient enrollment levels and related activity to the extent reasonably possible and make judgments and estimates in determining the accrued balance in each reporting period. Our estimates of accrued expenses are based on the facts and circumstances known at the time. If we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. As actual costs become known, we adjust our accrued expenses. To date, we have not experienced significant changes in our estimates of preclinical studies and clinical trial accruals.

Stock-Based Compensation

We utilize stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) for equity compensation. We measure compensation related to equity awards granted to employees, directors, and non-employee service providers based on estimated fair values and recognize stock-based compensation over the requisite service period. We recognize forfeitures as they occur.

We estimate the fair value of stock option awards on the date of grant, and the resulting stock-based compensation, using the Black-Scholes option-pricing model. We recognize compensation for stock option awards, including awards with graded-vesting, on a straight-line basis over the requisite service period.

We use the Black-Scholes option-pricing model to estimate the fair value of stock option awards that requires the use of subjective assumptions to determine the fair value of equity awards. These assumptions include:

•
Expected volatility—We have a limited trading history for our common stock. As a result, we estimate the expected volatility based on a combination of our own historical stock price volatility and that of a publicly traded set of peer companies such that the time period over which historical volatility data used is at least equal to the expected term of the option award. The peer companies were chosen based on their similar size, stage in the life cycle, or area of specialty. We apply judgment in selecting a peer group as each of the peers are engaged in varied research and development activities, the timing and progress of which differ within the peer group.
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

The grant date fair value of RSUs and PSUs are based on the closing price of our common stock on the date of grant. RSUs are service-based awards and are recognized over the requisite service period on a straight-line basis. Compensation expense for PSUs is recognized over the estimated service period for each tranche of an award (the accelerated attribution method) when its performance condition is deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recognized. Additionally, at each reporting period, we evaluate the probable outcome of the performance conditions and as applicable, recognize the cumulative effect of the change in estimate in the period of the change.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in past fiscal years, and our forecast of future taxable income in the jurisdictions in which we have operations.

We have established a valuation allowance on our U.S. deferred tax assets because realization of these tax benefits through future taxable income does not meet the more-likely-than-not threshold. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. Our estimate for the potential outcome of any uncertain tax issue is based on the detailed facts and circumstances of each issue. For example, in December 2023, we received a primary assessment from the Israeli Tax Authorities (“ITA”) related to our 2019 reorganization and intercompany transaction to license the intellectual property rights from our Israeli subsidiary to our U.S. entity. The ITA has alleged that the transaction is deemed to be a sale of intellectual property rights. We are appealing the tax assessment and intend to continue to challenge the ITA’s position. We believe our accruals for unrecognized tax benefits as of December 31, 2023 are adequate. However, it is possible that the final resolution of this matter could have a material impact on our consolidated financial statements. See further discussion in Note 9 to our consolidated financial statements appearing under Part II, Item 8 of this Annual Report on Form 10-K.

We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to income tax expense in the period of change.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements appearing under Part II, Item 8 of this Annual Report on Form 10-K for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one yet, of their potential impact on our financial condition of results of operations.

Emerging Growth Company and Smaller Reporting Company Status

Prior to December 31, 2023, we were an “emerging growth company”, as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, and we were eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, less extensive disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation, and exemptions from stockholder approval of any golden parachute payments not previously approved.

Effective December 31, 2023, the Company exited its emerging growth company status and met the definition of a large accelerated filer, as defined under Rule 12b-2 of the Exchange Act. Therefore, we are required to comply with new or revised financial accounting standards as of the effective dates applicable to public companies that are not emerging growth companies. This change in filer status did not have a material impact on our financial statements. In accordance with SEC rules, we are availing ourselves of the exemptions from disclosure requirements, including certain of the reduced and scaled disclosure obligations, that are available to smaller reporting companies. However, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2024, we will no longer be permitted to take advantage of the reduced reporting requirements applicable to smaller reporting companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $578.9 million. We invest our excess cash primarily in money market funds and certificates of deposit, securities issued by the U.S. government and its agencies, corporate debt securities and commercial paper. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. A portion of our investments consisting of interest-bearing securities are subject to interest rate risk and could decline in value due to a rise in interest rates. The portfolio includes cash equivalents and investments in marketable securities with active secondary or resale markets to ensure portfolio liquidity. Due to the conservative nature of these instruments and the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment.

As of December 31, 2023, our term loan borrowings outstanding were $24.8 million. The term loan has a variable interest rate calculated by reference to the Prime Rate and matures in 2027. We carry these instruments at face value, less unamortized discounts and issuance costs, on our accompanying consolidated balance sheets. Based on the outstanding balance at December 31, 2023, an immediate 10% change in interest rates would not have a material effect on the fair value of our term loan, and would not have a significant impact on our financial statements as we do not record debt at fair value.

Foreign Exchange Risk

As a result of our operations in Israel, we have exposure to fluctuations in exchange rates from transactions that are denominated in the New Israeli Shekel (“NIS”). The functional currency of our subsidiary in Israel is the U.S. Dollar. Our exposure arises primarily from cash, accounts payable and accrued expenses denominated in NIS. We have not hedged our foreign currency since the exposure has not been material to our historical operating results. Based on our foreign currency exchange rate exposures at December 31, 2023, a hypothetical 10% adverse fluctuation in the average exchange rate of the NIS would not have had a material impact on our consolidated financial statements. We will continue to monitor and evaluate our exposure to foreign exchange risk as a result of entering into transactions denominated in currencies other than the U.S. Dollar.

Item 8. Financial Statements and Supplementary Data.

89BIO, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
89bio, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of 89bio, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of an uncertain tax position

As discussed in Note 9 to the consolidated financial statements, the Company is involved in a tax proceeding in Israel. This proceeding involves uncertainties in the estimation of the related tax exposures. The Company has disclosed unrecognized tax benefits of $12.1 million as of December 31, 2023, a portion of which relates to the Israeli tax proceeding. As discussed in Note 2, the Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

We identified the evaluation of the uncertain tax positions impacted by the tax proceeding in Israel as a critical audit matter. Complex auditor judgment and specialized skills and knowledge were required to evaluate the Company’s interpretation of tax law, judgments about the likelihood of the Company’s position being sustained, and the estimates of the ultimate resolution of the tax positions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s process to evaluate uncertain tax positions and to estimate the related exposures. We inquired of the Company’s tax department and external tax professionals and inspected correspondence with the relevant tax authorities. We involved tax professionals with specialized skills and knowledge, who assisted in evaluating the Company’s interpretation of the tax law and its conclusions over the estimate of tax uncertainties based on their knowledge and experience regarding the application of relevant legislation by tax authorities and the courts. We performed an independent assessment of the tax position and the amount of unrecognized tax benefits and compared these results to the Company's assessment.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

San Francisco, California
March 1, 2024

89bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$316,161	$55,255
Marketable securities	262,709	132,905
Prepaid and other current assets	14,664	7,920
Total current assets	593,534	196,080
Operating lease right-of-use assets	2,293	363
Property and equipment, net	46	92
Other assets	396	289
Total assets	$596,269	$196,824
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,585	$12,502
Accrued expenses	20,530	11,944
Operating lease liabilities, current	496	168
Total current liabilities	29,611	24,614
Operating lease liabilities, non-current	1,817	186
Term loan, non-current, net	24,795	20,192
Other non-current liabilities	3,740	—
Total liabilities	59,963	44,992
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 and 100,000,000 shares authorized and 93,269,377 and 50,560,590 shares issued and outstanding as of December 31, 2023 and 2022, respectively	93	51
Additional paid-in capital	993,455	467,374
Accumulated other comprehensive income (loss)	190	(350)
Accumulated deficit	(457,432)	(315,243)
Total stockholders’ equity	536,306	151,832
Total liabilities and stockholders’ equity	$596,269	$196,824

The accompanying notes are an integral part of these consolidated financial statements.

89bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Operating expenses:
Research and development	$122,230	$80,796	$70,330
General and administrative	28,974	21,453	19,413
Total operating expenses	151,204	102,249	89,743
Loss from operations	(151,204)	(102,249)	(89,743)
Interest expense	(4,794)	(1,922)	(674)
Interest income and other, net	17,676	2,164	148
Net loss before income tax	(138,322)	(102,007)	(90,269)
Income tax (expense) benefit	(3,867)	(19)	147
Net loss	$(142,189)	$(102,026)	$(90,122)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	547	(299)	(71)
Foreign currency translation adjustments	(7)	13	17
Total other comprehensive income (loss)	$540	$(286)	$(54)
Comprehensive loss	$(141,649)	$(102,312)	$(90,176)
Net loss per share, basic and diluted	$(2.00)	$(2.93)	$(4.48)
Weighted-average shares used to compute net loss per share, basic and diluted	71,172,870	34,806,349	20,098,340

The accompanying notes are an integral part of these consolidated financial statements.

89bio, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2020	19,931,660	$20	$326,046	$(10)	$(123,095)	$202,961
Issuance of common stock in at-the-market public offerings, net of issuance costs	186,546	—	3,289	—	—	3,289
Issuance of common stock upon exercise of stock options	188,286	—	487	—	—	487
Issuance of common stock upon ESPP purchases	10,712	—	144	—	—	144
Issuance of common stock warrant in connection with term loan facility	—	—	574	—	—	574
Stock-based compensation	—	—	8,678	—	—	8,678
Net loss	—	—	—	—	(90,122)	(90,122)
Other comprehensive loss	—	—	—	(54)	—	(54)
Balance as of December 31, 2021	20,317,204	$20	$339,218	$(64)	$(213,217)	$125,957
Issuance of common stock and warrants in public offering, net of issuance costs	18,675,466	20	88,219	—	—	88,239
Issuance of common stock in at-the-market public offering, net of issuance costs	3,948,611	4	28,449	—	—	28,453
Issuance of common stock upon exercise of warrants	4,202,499	4	1,078	—	—	1,082
Issuance of common stock upon cashless exercise of warrants	3,143,682	3	(3)	—	—	—
Issuance of common stock upon exercise of stock options	151,061	—	305	—	—	305
Issuance of common stock upon ESPP purchases	18,364	—	50	—	—	50
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	103,703	—	(298)	—	—	(298)
Stock-based compensation	—	—	10,356	—	—	10,356
Net loss	—	—	—	—	(102,026)	(102,026)
Other comprehensive loss	—	—	—	(286)	—	(286)
Balance as of December 31, 2022	50,560,590	51	467,374	(350)	(315,243)	151,832
Issuance of common stock and warrants in public offerings, net of issuance costs	37,029,105	37	458,553	—	—	458,590
Issuance of common stock in at-the-market public offerings, net of issuance costs	2,168,539	2	37,087	—	—	37,089
Issuance of common stock warrants related to term loan facility	—	—	482	—	—	482
Issuance of common stock upon exercise of warrants	2,927,570	3	15,587	—	—	15,590
Issuance of common stock upon exercise of stock options	247,162	—	730	—	—	730
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	309,194	—	(2,732)	—	—	(2,732)
Issuance of common stock upon ESPP purchases	27,217	—	268	—	—	268
Stock-based compensation	—	—	16,106	—	—	16,106
Net loss	—	—	—	—	(142,189)	(142,189)
Other comprehensive income	—	—	—	540	—	540
Balance as of December 31, 2023	93,269,377	$93	$993,455	$190	$(457,432)	$536,306

The accompanying notes are an integral part of these consolidated financial statements.

89bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(142,189)	$(102,026)	$(90,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	16,106	10,356	8,678
Net (accretion) amortization of investments in marketable securities	(6,242)	(980)	865
Amortization of debt discount and accretion of deferred debt costs	874	764	617
Loss on extinguishment of debt	1,208	—	—
Non-cash operating lease expense	223	175	—
Depreciation	50	65	79
Deferred tax assets	127	—	(150)
Changes in operating assets and liabilities:
Prepaid and other assets	(6,921)	3,331	(5,672)
Accounts payable	(3,917)	5,659	4,778
Accrued expenses	7,876	1,750	4,146
Operating lease liabilities	(121)	(184)	—
Other non-current liabilities	3,740	—	—
Net cash used in operating activities	(129,186)	(81,090)	(76,781)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	218,133	118,760	148,422
Purchases of marketable securities	(341,148)	(152,696)	(141,200)
Purchases of property and equipment	(4)	(7)	(63)
Net cash (used in) provided by investing activities	(123,019)	(33,943)	7,159
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants in public offerings, net of issuance costs	458,843	88,239	—
Proceeds from issuance of common stock in at-the-market public offering, net of issuance costs	37,089	28,453	3,289
Proceeds from term loan facility, net of issuance costs	24,363	—	19,951
Proceeds from issuance of common stock upon exercise of common stock warrants	15,590	1,082	—
Proceeds from issuance of common stock upon exercise of stock options	633	305	487
Proceeds from issuance of common stock upon ESPP purchases	268	50	144
Payments for taxes related to net share settlement upon vesting of restricted stock units	(2,275)	(298)	—
Repayment of term loan	(21,400)	—	—
Net cash provided by financing activities	513,111	117,831	23,871
Net change in cash and cash equivalents, and restricted cash	260,906	2,798	(45,751)
Cash and cash equivalents, and restricted cash at beginning of period	55,255	52,457	98,208
Cash and cash equivalents, and restricted cash at end of period	$316,161	$55,255	$52,457
Components of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$316,161	$55,255	$52,432
Restricted cash	—	—	25
Total cash and cash equivalents, and restricted cash	$316,161	$55,255	$52,457
Supplemental disclosures of cash information:
Cash paid for interest	$2,593	$1,076	$16
Cash paid for amounts included in the measurement of lease liabilities	$185	$234	$—
Supplemental disclosures of noncash information:
Unpaid offering costs included in accrued expenses	$253	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,080	$—	$—
Remeasurement of lease liability and right of use asset in connection with lease modification	$—	$338	$—
Issuance of common stock warrant in connection with term loan facility	$482	$—	$574

The accompanying notes are an integral part of these consolidated financial statements.

89bio, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Description of Business

89bio, Inc. (“89bio” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. The Company’s lead product candidate, pegozafermin, a specifically engineered glycoPEGylated analog of fibroblast growth factor 21 (“FGF21”), is currently being developed for the treatment of nonalcoholic steatohepatitis (“NASH”) (also known as metabolic dysfunction-associated steatohepatitis (“MASH”)) and for the treatment of severe hypertriglyceridemia (“SHTG”).

89bio, Inc. was formed as a Delaware corporation in June 2019 to carry on the business of 89Bio Ltd., which was incorporated in Israel in January 2018.

Liquidity

The Company has incurred significant losses and negative cash flows from operations since inception and had an accumulated deficit of $457.4 million as of December 31, 2023. The Company has historically financed its operations primarily through the sale of equity securities, including warrants, and from borrowings under term loan facilities. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue from commercial products. The Company expects operating losses to continue and increase for the foreseeable future as the Company progresses its clinical development activities for its product candidates.

The Company believes its existing cash, cash equivalents and marketable securities of $578.9 million as of December 31, 2023 will be sufficient to fund its planned operating expense and capital expenditure requirements for a period of at least one year from the date of the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. Specifically, the final payment fee of $0.5 million related to borrowings under the Company’s 2021 Loan Agreement (see Note 6) was previously presented separately from “Term loan, non-current, net” under the caption “Other non-current liability” in the Form 10-K as of December 31, 2022. These captions have been combined in the consolidated balance sheet as of December 31, 2022 included within these financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include but are not limited to accruals for uncertain tax positions, accrued research and development expenses and the valuation of stock options. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Foreign Currencies

The Company engages in foreign-currency-denominated transactions with certain vendors, as well as between subsidiaries with different functional currencies. The Company’s subsidiary in Israel uses the U.S. dollar as its functional currency for financial reporting. Gains and losses from foreign-currency-denominated transactions, primarily denominated in New Israeli Shekels, were not material for all periods presented and are reflected in the consolidated statements of operations and comprehensive loss as a component of interest income and other, net. The Company’s subsidiary in Lithuania uses the Euro as its functional currency for financial reporting. The re-measurement from Euros to U.S. dollars results in translation gain and loss adjustments, which are included in the consolidated balance sheets as part of accumulated other comprehensive loss.

Fair Value Measurements

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

Assets Measured at Fair Value on a Recurring Basis

As of December 31, 2023 and 2022, marketable securities were the only financial instruments measured and recorded at fair value on a recurring basis on the Company’s consolidated balance sheets.

Financial Instruments Not Carried at Fair Value

The Company’s financial instruments, including cash, other current assets, accounts payable and accrued expenses are carried at cost which approximates their fair value because of the short-term nature of these financial instruments. The fair value of the Company’s term loan approximates its carrying value, or amortized cost, due to the prevailing market rates of interest it bears.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents and marketable securities. Bank deposits are held by accredited financial institutions and these deposits may at times be in excess of insured limits. The Company limits its credit risk associated with cash and cash equivalents by placing them with financial institutions that it believes are of high quality. The Company has not experienced any losses on its deposits of cash or cash equivalents. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity and limits amounts invested in marketable securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company does not believe a significant risk of loss from a concentration of credit risk exists with respect to its marketable securities portfolio.

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

Segment Reporting

Operating segments are defined as components of an enterprise that have the following characteristics: (i) they engage in business activities from which they may earn revenue and incur expense, (ii) their operating results are regularly reviewed by the chief operating decision maker (“CODM”) for resource allocation decisions and performance assessment, and (iii) their discrete financial information is available. The Company’s CODM is its Chief Executive Officer. The Company and the CODM view the Company’s operations and manage its business in one operating segment.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents primarily consist of amounts invested in money market funds, commercial paper and U.S. government treasury securities and are carried at fair value.

Marketable Securities

The Company invests its excess cash in marketable securities with high credit ratings including money market funds, commercial paper, securities issued by the U.S. government and its agencies and corporate debt securities. The Company accounts for all marketable securities as available-for-sale, as the sale of such securities may be required prior to maturity. These marketable securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss) until realized. The cost of debt securities is adjusted for accretion of premiums and amortization of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income and other, net. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and are also included in interest income and other, net. The Company’s marketable securities are classified as current assets, which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary, even though the stated maturity date may be one year or more beyond the current balance sheet date.

The Company periodically assesses its available-for-sale marketable securities for impairment. For marketable securities in an unrealized loss position, this assessment first takes into account the Company’s intent to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the marketable security’s amortized cost basis is written down to fair value through interest income and other, net. For marketable securities in an unrealized loss position that do not meet the aforementioned criteria, the Company assesses whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded in interest income and other, net, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive loss. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. These changes are recorded in interest income and other, net.

Leases

The Company has noncancellable operating leases for office space. Beginning in 2022, the Company accounts for leases in accordance with Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The Company determines if an arrangement is a lease or contains an embedded lease at inception. The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use (“ROU”) asset and lease liability at the lease commencement date and thereafter if modified. Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make the contractual lease payments over the lease term. The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The operating lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. The lease liability is subsequently measured at amortized cost using the effective-interest method. The lease term includes any renewal options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated collateralized incremental borrowing rate that the Company would pay for a similar amount and term. The Company has elected not to record leases with an original term of twelve months or less on its consolidated balance sheets. The Company does not have any material short-term leases.

In addition, the Company’s leases may require the Company to pay additional costs, such as utilities, maintenance, and other operating costs, which are generally referred to as non-lease components and vary based on future outcomes. The Company has elected to not separate lease and non-lease components. Only the fixed costs for lease components and their associated non-lease components are accounted for as a single lease component and recognized as part of a ROU asset and lease liability. Any variable expenses are recognized in operating expenses as incurred. Lease expense for an operating lease liability is recognized on a straight-line basis over the lease term and is included in operating expenses in the consolidated statements of operations and comprehensive loss.

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

Accrued Research and Development Expenses

The Company records preclinical and clinical study and research expenses based on the services performed, pursuant to contracts with research institutions that conduct and manage preclinical and clinical studies and research services on its behalf. The majority of these expenses are recorded based on invoices and statements received from these vendors. The Company also records these expenses based upon the estimated services provided but not yet invoiced. Liabilities associated with these expenses are included in accrued expenses in the consolidated balance sheets. These costs are a component of the Company’s research and development expenses.

In making these estimates of services provided but not yet invoiced or for which statements have not been received from vendors, the Company considers factors such as estimates of the progress of work completed in accordance with agreements established with its third-party service providers. As actual costs become known, the Company adjusts its accrued expenses. The Company has not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed may vary from the Company’s estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to the Company’s accrued expenses could materially affect the Company’s results of operations. Contingent milestone payments, if any, are recognized when payment becomes probable and reasonably estimable, which is generally upon achievement of the milestone.

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

Stock-Based Compensation

The Company utilizes stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) for equity compensation. The Company measures its equity awards made to employees, directors, and non-employee service providers based on estimated fair values and recognizes stock-based compensation over the requisite service period. The Company accounts for forfeitures as they occur.

The Company estimates the fair value of stock option awards on the date of grant using a Black-Scholes option pricing model. The Company recognizes compensation for stock option awards, including awards with graded-vesting, on a straight-line basis over the requisite service period.

The Black-Scholes option pricing model requires a number of assumptions, of which the most significant are expected volatility, expected option term (the time from the grant date until the options are exercised or expire), risk-free rate, and expected dividend rate. These assumptions include:

•
Expected volatility—The Company has a limited trading history for its common stock. As a result, the Company estimates expected volatility based on a combination of its own historical stock price volatility and that of a publicly traded set of peer companies such that the time period over which historical volatility data used is at least equal to the expected term of the option award. The peer companies were chosen based on their similar size, stage in the life cycle, or area of specialty.
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

The grant date fair value of RSUs and PSUs are based on the closing price of the Company’s common stock on the date of grant. RSUs are service-based awards and are recognized over the requisite service period on a straight-line basis. Compensation expense for PSUs is recognized over the estimated service period for each tranche of an award (the accelerated attribution method) when its performance condition is deemed probable of achievement. For PSUs containing performance conditions which were not deemed probable of achievement, no stock compensation expense is recognized. Additionally, at each reporting period, the Company evaluates the probable outcome of the performance conditions and as applicable, recognizes the cumulative effect of the change in estimate in the period of the change.

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

A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has established full valuation allowances on its U.S. deferred tax assets because realization of these tax benefits through future taxable income is not more likely than not as of December 31, 2023 and 2022. The Company intends to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances.

The calculation of the Company’s accruals for tax contingencies involves dealing with uncertainties in the application of complex tax laws. The Company’s estimates for the potential outcome of any uncertain tax issue are based on the detailed facts and circumstances of each issue. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on its results of operations and financial condition. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to tax expense in the period. Interest and penalties related to unrecognized tax benefits are included within income tax (expense) benefit.

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share is calculated based upon the weighted-average number of shares of common stock outstanding during the period. Shares of common stock that are potentially issuable for little or no cash consideration at issuance, such as the Company’s pre-funded warrants issued in July 2022 and December 2023 are included in the calculation of basic and diluted net loss per share, even if they are antidilutive.

During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Shares of the Company’s common stock warrants participate in any dividends that may be declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted loss per share is computed after giving consideration to the dilutive effect of stock options, RSUs, PSUs and common stock warrants, except where such non-participating securities would be anti-dilutive. As the Company incurred net losses for the periods presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive.

Comprehensive Loss

The Company’s comprehensive loss is comprised of net loss and changes in unrealized gains or losses on marketable securities and foreign currency translation adjustments.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity’s own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The Company early adopted ASU 2020-06 as of January 1, 2023, using a modified retrospective approach and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. ASU 2023-07 requires disclosures to include significant segment expenses that are regularly provided to the CODM, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures required by Topic 280 to be included in interim periods. The ASU is effective for the Company’s annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. Early adoption is permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the effect of adopting this new accounting guidance on its financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. The ASU is effective for the Company’s annual periods beginning on January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the effect of adopting this new accounting guidance on its financial statement disclosures.

3. Fair Value Measurements

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2023 (in thousands):

	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Money market funds	Level 1	$493	$—	$—	$493
Commercial paper	Level 2	94,261	—	(55)	94,206
U.S. government bonds	Level 2	137,976	250	(142)	138,084
Agency bonds	Level 2	45,481	152	(44)	45,589
Corporate debt securities	Level 2	3,177	—	(12)	3,165
U.S. Treasury securities	Level 2	71,754	36	(1)	71,789
Agency discount securities	Level 2	7,975	1	—	7,976
Total cash equivalents and marketable securities		$361,117	$439	$(254)	$361,302
Classified as:
Cash equivalents					$98,593
Marketable securities					262,709
Total cash equivalents and marketable securities					$361,302

The following table presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2022 (in thousands):

	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Money market funds	Level 1	$18,224	$—	$—	$18,224
Commercial paper	Level 2	104,279	1	(84)	104,196
U.S. government bonds	Level 2	18,225	1	(109)	18,117
Agency bonds	Level 2	13,986	—	(78)	13,908
Corporate debt securities	Level 2	10,488	—	(62)	10,426
U.S. Treasury securities	Level 2	7,414	1	(21)	7,394
Agency discount securities	Level 2	5,216	9	—	5,225
Non-U.S. debt securities	Level 2	3,975	—	(20)	3,955
Total cash equivalents and marketable securities		$181,807	$12	$(374)	$181,445
Classified as:
Cash equivalents					$48,540
Marketable securities					132,905
Total cash equivalents and marketable securities					$181,445

The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices when available. If quoted market prices are not available, the fair value for the security is estimated under the market or income approach using pricing models with market observable inputs.

The following table summarizes the Company’s cash equivalents and marketable securities by contractual maturity as of December 31, 2023 (in thousands):

Within one year	$290,756
After one year through two years	70,546
Total cash equivalents and marketable securities	$361,302

During 2023 and 2022, the Company did not recognize an allowance for credit-related losses or an other-than-temporary impairment charge for any of its investments, respectively.

4. Consolidated Balance Sheet Components

Prepaid and other current assets consist of the following as of the periods presented (in thousands):

	As of December 31,
	2023	2022
Prepaid research and development	$11,579	$5,727
Prepaid taxes	614	646
Prepaid other	2,471	1,547
Total prepaid and other current assets	$14,664	$7,920

Accrued expenses consist of the following as of the periods presented (in thousands):

	As of December 31,
	2023	2022
Accrued research and development expenses	$13,017	$6,499
Accrued employee and related expenses	6,248	4,165
Accrued professional and legal fees	1,110	1,052
Accrued other expenses	155	228
Total accrued expenses	$20,530	$11,944

5. Commitments and Contingencies

Leases

The Company’s operating lease obligations consist of leases for office space in two buildings in San Francisco.

In November 2023, the Company entered into a lease (“2023 Lease”) with respect to approximately 17,616 square feet of office space in San Francisco, California for a lease term commencing in the fourth quarter of 2023 and ending in March 2027. The 2023 Lease does not provide for any extension or renewal options. The 2023 Lease includes an abatement period in which the Company is not required to remit monthly rent payments until April 2024 and has escalating rent payments during the lease term. In addition, the fixed lease payments also cover the Company’s proportionate share of certain operating expenses. The Company recognizes lease expense on a straight-line basis over the term of the 2023 Lease, including any rent-free periods. All fixed lease payments have been included in the measurement of right-of-use assets and lease liabilities in accordance with the Company’s accounting policy to not separate lease and nonlease components of contracts.

The Company also has a lease for approximately 3,600 square feet of office space in San Francisco that expires in January 2025 with an option to renew for an additional year.

For the years ended December 31, 2023 and 2022, lease expense was $0.3 million and $0.2 million, respectively. Rent expense was not material in 2021. Variable lease payments and short-term lease costs were not material for all periods presented. As of December 31, 2023, the weighted-average remaining lease term was 3.1 years and the Company’s weighted-average incremental borrowing rate used to determine operating lease liabilities was 12.9%.

As of December 31, 2023, the undiscounted future minimum lease payments due under the Company’s non-cancellable operating leases were as follows (in thousands):

2024	$774
2025	917
2026	937
2027	240
Total undiscounted future minimum lease payments	$2,868
Less: imputed interest	(555)
Present value of operating lease liabilities	$2,313

Asset Transfer and License Agreement with Teva Pharmaceutical Industries Ltd

In April 2018, the Company concurrently entered into two Asset Transfer and License Agreements (the “Teva Agreements”) with Teva Pharmaceutical Industries Ltd (“Teva”) under which it acquired certain patents and intellectual property relating to two programs: (1) Teva’s glycoPEGylated FGF21 program, including the compound TEV-47948 (pegozafermin), a glycoPEGylated long-acting FGF21 and (2) Teva’s development program of small molecule inhibitors of Fatty Acid Synthase. Pursuant to the Teva Agreements, the Company paid Teva an initial nonrefundable upfront payment of $6.0 million. In addition, with respect to each product candidate covered by the Teva Agreements, the Company is required to pay Teva $2.5 million upon the achievement of a specified clinical development milestone, and additional payments totaling up to $65.0 million upon achievement of certain commercial milestones. The Company is also obligated to pay Teva tiered royalties at percentages in the low-to-mid single-digits on worldwide net sales on all products containing the Teva compounds.

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

In the fourth quarter of 2023, the Company made a $2.5 million milestone payment to Teva following the achievement of a clinical development milestone under the FGF21 program in SHTG, and accordingly, the Company recorded research and development expense of $2.5 million.

6. Term Loan Facilities

2021 Loan Agreement

In April 2020, the Company entered into a Loan and Security Agreement, (the “Loan Agreement”) with the lenders referred to therein, and Silicon Valley Bank (“SVB”), as collateral agent. The Loan Agreement as amended in May 2021 (the “2021 Loan Agreement”) provided for (i) a secured term A loan facility (the “Term A Loan Facility”) of up to $20.0 million and (ii) a secured term B loan facility (the “Term B Loan Facility”) of up to $5.0 million. The Term A Loan Facility of $20.0 million was fully drawn as of December 2022 and the Term B Loan Facility expired undrawn.

In January 2023, the Company executed a loan and security agreement with new lenders (the “2023 Loan Agreement”) and used the borrowings to repay in full the outstanding principal, final payment fee, prepayment fee and interest due under the 2021 Loan Agreement of $21.4 million. The Company recorded a loss on debt extinguishment of $1.2 million, which was recognized as a component of interest expense on the Company’s consolidated statements of operations and comprehensive loss.

2023 Loan Agreement

In January 2023, the Company executed the 2023 Loan Agreement with the lenders referred to therein, K2 HealthVentures LLC (“K2HV”) as administrative agent and Ankura Trust Company, LLC as collateral agent. The

2023 Loan Agreement provides for up to $100.0 million in aggregate principal in term loans, consisting of an initial tranche of $25.0 million that was funded at closing, second and third tranches of $15.0 million and $10.0 million, respectively, that may be funded upon the achievement of certain time-based, clinical and regulatory milestones, and a fourth tranche of up to $50.0 million that may be funded upon discretionary approval by the lenders. As of December 31, 2023, the second tranche of $15.0 million expired undrawn.

Borrowings under term loans are secured by substantially all of the assets of the Company, excluding the Company’s intellectual property. The 2023 Loan Agreement contains customary representations and warranties, restricts certain activities and includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. In addition, starting January 1, 2024, the Company is required to maintain minimum unrestricted cash and cash equivalents equal to 5.0 times the average change in cash and cash equivalents measured over the trailing three-month period.

Borrowings under the term loan facility mature on January 1, 2027 and provide for interest-only payments until February 1, 2025. Consecutive equal payments of principal and interest are due once the interest-only period has elapsed. The term loans bear interest equal to the greater of (i) 8.45% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 2.25%. The interest rate on the first term loan was 9.75% at inception and 10.75% as of December 31, 2023. In addition, a final payment fee equal to 5.95% of the principal amount of the term loans is due upon the earlier of prepayment or maturity of the term loans. The Company has the option to prepay the entire outstanding balance of the term loans subject to a prepayment fee ranging from 1.0% to 3.0% depending on the timing and circumstances of such prepayment. A commitment fee equal to 0.6% of the principal amount of the fourth term loan is also payable if drawn.

K2HV has an option to convert up to an aggregate of $7.5 million of the principal amount of the term loans then outstanding into shares of the Company’s common stock at a conversion price of $12.6943 per share at any time prior to full repayment of the term loans. This embedded conversion option qualifies for a scope exception from derivative accounting because it is both indexed to the Company’s own stock and meets the conditions for equity classification.

Total debt issuance costs related to the first term loan of $0.8 million, which includes the fair value of the warrant that became exercisable as a result of the funding of the first term loan (discussed below), were recorded as debt discount. The debt discount, together with the final payment fee, are recognized as interest expense using the effective interest method. For the year ended December 31, 2023, the weighted-average effective interest rate on outstanding borrowings under the 2023 Loan Agreement was approximately 13.3%.

As of December 31, 2023, the Company’s maturities of principal obligations under the term loan were as follows (in thousands):

2024	$—
2025	10,774
2026	13,036
2027	1,190
Total principal outstanding	25,000
Plus accumulated accretion of final payment fee	388
Less unamortized debt discount	(593)
Total net carry value	24,795
Term loan, current portion	—
Term loan, non-current, net	$24,795

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

Of the remaining 153,611 warrant shares (the “contingent warrants”), 122,889 warrant shares are contingently exercisable upon the funding of each subsequent term loan drawn and have the same exercise price and contractual term and 30,722 warrant shares associated with the second term loan facility expired on September 30, 2023. The contingent warrants did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The contingent warrants’ initial fair value and fair value as of December 31, 2023, determined using a probability weighted Black-Scholes option pricing model, was insignificant. The contingent warrants derivative liability is remeasured at each reporting period until settled or extinguished with subsequent changes in fair value recorded as interest expense in the consolidated statements of operations and comprehensive loss.

7. Stockholders’ Equity

Changes in Authorized Capital Stock

On June 5, 2023, the Company’s stockholders approved and, on June 8, 2023, the Company filed a Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 100.0 million to 200.0 million. The total number of shares of preferred stock authorized for issuance by the Company remained unchanged at 10.0 million.

As of December 31, 2023, common stock reserved for future issuance, on an as-if-converted basis, were as follows:

Stock options outstanding	4,686,577
RSUs and PSUs outstanding	987,550
Shares available for future grants under equity incentive plans	1,790,684
Shares available for future issuance under the employee stock purchase plan	1,207,607
Warrants to purchase common stock outstanding	10,412,806
Pre-funded warrants to purchase common stock outstanding	1,881,081
Conversion feature related to outstanding term loan	590,816
Total shares of common stock reserved	21,557,121

At-the-Market Offerings

In March 2021, the Company entered into an at-the-market sales agreement (as amended, the “Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co. (the “Sales Agents”) pursuant to which the Company may offer and sell shares up to $75.0 million of its common stock (the “2021 ATM Facility”) from time to time pursuant to an effective registration statement. The Sales Agents are entitled to compensation at a commission of up to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. In 2021 and 2022, the Company sold 186,546 and 3,948,611 shares of its common stock under the 2021 ATM Facility and received net proceeds of $3.3 million and $28.5 million, respectively. In February 2023, the Company sold 968,000 shares of its common stock under the 2021 ATM Facility and received net proceeds of $13.4 million.

In February 2023, the Company entered into an amendment to the Sales Agreement, pursuant to which the Company may offer and sell up to $150.0 million of its common stock (the “2023 ATM Facility”) pursuant to an effective registration statement. In June 2023, the Company sold 1,200,539 shares of its common stock under the 2023 ATM Facility and received net proceeds of $23.7 million. As of December 31, 2023, there was $125.9 million remaining for future sales under the 2023 ATM Facility.

Underwritten Public Offerings

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

In December 2023, the Company completed an underwritten public offering of its common stock and pre-funded warrants to purchase shares of its common stock. The Company sold 17,567,567 shares of its common stock at a public offering price of $9.25 per share. The Company also sold 1,081,081 pre-funded warrants to purchase shares of its common stock at $9.249 per share, which represents the per share public offering price for the common stock less $0.001 per share, the exercise price for each pre-funded warrant. The Company raised net proceeds of $161.8 million, after deducting underwriting discounts and commissions of $10.4 million and other offering costs of $0.4 million. The terms and conditions of the pre-funded warrants and rights and obligations of the holder are the same as the pre-funded warrants sold in the July 2022 public offering and are described above.

Common Stock Warrants

As of December 31, 2023, the Company’s outstanding warrants to purchase shares of its common stock were as follows:

	Shares of Common Stock Underlying Warrants	Exercise Price Per Share	Expiration Date
Warrant issued in connection with term loan (SVB)	25,000	$22.06	June 30, 2025
Warrant issued in connection with term loan (SVB)	33,923	$19.12	May 28, 2031
Warrants issued in connection with term loan facility (K2HV)	174,093	$9.76	January 27, 2033
Warrants issued in public offering	10,179,790	$5.325	July 1, 2024
Pre-funded warrants issued in public offerings	1,881,081	$0.001	Do not expire
Total outstanding	12,293,887

8. Stock-Based Compensation

Summary of Equity Incentive Plans

2019 Plan

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

Inducement Plan

In February 2023, the Company’s board of directors adopted the 2023 Inducement Plan (the “Inducement Plan”) and reserved 1,500,000 shares of common stock for issuance. The Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. Under the Inducement Plan, the Company may grant RSUs, PSUs, nonstatutory stock options, stock appreciation rights and restricted stock awards to new hires who satisfy the requirements to be granted inducement grants under Nasdaq rules as an inducement material to the individual’s entry into employment with the Company. The terms of the Inducement Plan are substantially similar to the terms of the 2019 Plan.

Employee Stock Purchase Plan

In October 2019, the Company’s board of directors adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective in November 2019. The Company initially reserved 225,188 shares of common stock for purchase under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on the first day of January for a period of up to ten years in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the immediately preceding December 31, or a lesser number of shares determined by the Company’s board of directors. The Company typically makes two offerings each year to eligible employees to purchase stock under the ESPP and each offering has a duration of approximately six months. For each offering period, ESPP participants will purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock on (1) the first trading day of the applicable offering period or (2) the last trading day of the applicable offering period.

Equity Incentive Plans Activity

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2023:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2022	3,161,917	$12.80	7.9	$16,612
Granted	1,952,900	14.65
Exercised	(247,162)	2.95
Cancelled and forfeited	(181,078)	12.40
Balance outstanding as of December 31, 2023	4,686,577	$14.11	7.9	$11,712
Exercisable as of December 31, 2023	2,043,280	$14.70	6.6	$8,123

The following table presents the weighted-average grant date fair value of options granted for the periods presented and the assumptions used to estimate those values using a Black-Scholes option pricing model:

	Year Ended December 31,
	2023	2022	2021
Weighted-average grant date fair value	$11.43	$3.38	$16.18
Expected term (years)	5.5-6.1	5.5-6.3	5.5-6.1
Expected volatility	91.5-99.2%	89.9-91.0%	86.9-91.9%
Risk-free interest rate	3.4-4.6%	1.6-3.9%	0.7-1.3%
Expected dividend	—	—	—

Compensation expense related to stock option awards were $11.7 million, $7.6 million and $7.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $3.2 million, $0.6 million and $3.6 million, respectively.

As of December 31, 2023, there was $21.7 million of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units and Performance Stock Units

RSUs generally vest annually over a two or three-year period. PSUs generally contain performance conditions associated with corporate goals, such as achievement of certain development milestones, that vests upon achievement over a one to three-year period.

The following table summarizes RSU and PSU activity for the year ended December 31, 2023:

	RSUs		PSUs
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance outstanding as of December 31, 2022	645,986	$5.43	449,752	$6.25
Granted	379,075	15.02	—	—
Vested	(334,688)	5.36	(150,584)	6.82
Canceled	(1,991)	11.80	—	—
Balance outstanding as of December 31, 2023	688,382	10.72	299,168	5.96

Compensation expense related to RSUs and PSUs were $4.3 million, $2.7 million and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The total fair value of RSUs and PSUs that vested during the years ended December 31, 2023, 2022, and 2021 was $7.5 million, $0.9 million and nil, respectively.

As of December 31, 2023, total unrecognized stock-based compensation expense related to RSUs and PSUs was $5.3 million, which is expected to be recognized over a weighted-average period of 1.5 years.

ESPP

For the years ended December 31, 2023, 2022 and 2021, the number of shares of common stock issued under the Company’s ESPP were 27,217, 18,364 and 10,712, respectively.

Stock-Based Compensation Expense Allocation

The Company recorded stock-based compensation for the periods indicated as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$7,010	$4,094	$2,966
General and administrative	9,096	6,262	5,712
Total stock-based compensation	$16,106	$10,356	$8,678

9. Income Taxes

Tax Rates Applicable to the Income of the Company and its Subsidiaries

The Company is taxed according to U.S. federal and state tax laws and Israeli tax laws. The statutory tax rates applicable to the income of the Company and its subsidiaries for the periods presented were as follows:

	Year Ended December 31,
	2023	2022	2021
89bio, Inc.	21%	21%	21%
89Bio Ltd.	23%	23%	23%
89bio Management, Inc.	21%	21%	21%
UAB 89bio Lithuania	15%	15%	15%

The income tax (expense) benefit for the periods presented is comprised of (in thousands):

		Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	—	(3)	(2)
Foreign	(3,740)	(16)	(1)
Total current	(3,740)	(19)	(3)
Deferred:
Federal	—	—	150
State	—	—	—
Foreign	(127)	—	—
Total deferred	(127)	—	150
Income tax (expense) benefit	$(3,867)	$(19)	$147

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for the periods presented were as follows (in thousands):

	As of December 31,
	2023	2022
U.S. net operating loss carryforwards	$62,873	$45,002
Research and development expenses	41,834	18,927
Israel net operating loss carryforwards	—	7,385
Stock-based compensation	2,924	4,328
Accrued expenses	307	317
Operating lease liabilities	629	98
Other	378	244
Gross deferred tax assets	108,945	76,301
Less: valuation allowance	(108,230)	(75,982)
Total deferred tax assets	$715	$319

Operating lease right-of-use assets	(623)	(100)
Total deferred tax liabilities	(623)	(100)
Net deferred tax assets	92	219

As of December 31, 2023 and 2022, the Company recorded a valuation allowance of $108.2 million and $76.0 million, respectively, in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Realization of deferred tax assets is dependent upon future earnings, if any, the time and amount of which are uncertain. The Company regularly assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes based upon the weight of available evidence that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through an adjustment to income tax expense. The valuation allowance increased by $32.2 million in 2023, which primarily relates to significant taxable losses.

Available Carryforward Tax Losses and Credits

As of December 31, 2023, the Company had an accumulated tax loss carryforward of approximately $195.0 million, $302.8 million, and $30.4 million for federal, state and Israeli tax purposes, respectively. As of December 31, 2022, the Company had an accumulated tax loss carryforward of approximately $160.9 million, $169.8 million, and $32.1 million for federal, state and Israeli tax purposes, respectively. Federal net operating losses generated after 2017 can be carried forward indefinitely but utilization will be limited to 80% of taxable income in the period that net operating losses are being utilized. Carryforward tax losses in California will begin to expire in 2039. Carryforward tax losses in Israel have no expiration date.

As of December 31, 2023 and 2022, the Company had federal research and development credit carryforwards of approximately $7.5 million and $4.3 million, respectively, which expire beginning in 2040. As of December 31, 2023 and 2022, the Company had state research and development credit carryforwards of approximately $3.2 million and $1.8 million, respectively, which will carry forward indefinitely.

Loss from Operations, Before Income Tax

The Company recorded a loss from operations, before income tax for the periods presented as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(138,293)	$(101,938)	$(91,141)
Lithuania	(59)	(7)	10
Israel	30	(62)	862
Net loss before income tax	$(138,322)	$(102,007)	$(90,269)

Reconciliation of Income Tax (Expense) Benefit

The reconciliation of income tax (expense) benefit based on the statutory tax rate to the effective tax rate for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax benefit computed at statutory rates	$29,054	$21,429	$18,757
Change in valuation allowance	(32,248)	(33,936)	(20,111)
Foreign rate differential	(2)	1	(19)
State income taxes, net of federal benefit	7,653	5,824	—
State deferred tax true-up due to change in apportionment	2,030	6,517	—
Unrecognized tax benefits	(9,940)	—	—
Research and development credits, net of uncertain tax position	3,275	2,130	1,331
Executive compensation limitation	(3,971)	—	—
Other	282	(1,984)	189
Income tax (expense) benefit	$(3,867)	$(19)	$147

Utilization of U.S. federal and state net operating losses and credit carryforwards may be subject to an annual limitation provided for in Section 382 of the Internal Revenue Code and similar state codes. Any annual limitation could result in a deferral of the utilization of the net operating loss and credit carryforwards.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	As of December 31,
	2023	2022	2021
Balance beginning of year	1,584	851	329
Increase (decrease) related to prior year positions	9,351	(19)	(35)
Increase related to current year positions	1,163	752	557
Balance end of year	12,098	1,584	851

The Company’s unrecognized tax benefits, exclusive of interest, totaled $12.1 million at December 31, 2023, of which $3.1 million, if recognized, would reduce income tax expense. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward and would not have an impact to the effective tax rate as it would be offset by a full valuation allowance. For the year ended December 31, 2023, the amount of gross unrecognized tax benefits related to prior year tax positions increased by $9.4 million. The increase relates primarily to unresolved issues associated with tax returns for tax years 2018 through 2021 being audited by the Israel Tax Authority (“ITA”). In December 2023, the Company received a primary assessment from the ITA related to the Company’s 2019 reorganization and intercompany transaction to license the intellectual property rights from the Company’s Israeli subsidiary. The ITA has alleged that the transaction is deemed to be a sale of intellectual property rights. Although management believes that the Company has adequately accounted for its uncertain tax positions, the ultimate resolution of the ITA audit may result in payments that are materially different from what was originally recognized in the Company’s financial statements. The Company does not expect a resolution to this matter to be finalized within the next 12 months. Based on the information currently available, the Company does not anticipate significant increases or decreases to unrecognized tax benefits in the next twelve months. However, it is possible that such increases or decreases may occur.

The Company classifies interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2023, the interest related to uncertain tax positions was approximately $0.6 million.

The Company is subject to taxation in the United States, California, Colorado, Indiana, Maryland, North Carolina, New Jersey, Virginia and certain foreign jurisdictions. To date, the Company has not been subject to any federal or state income tax audits. As of December 31, 2023, all tax years remain open to examination.

The Tax Cuts and Jobs Act included a change in the treatment of research and development (“R&D”) expenditures for tax purposes under Section 174. Effective for tax years beginning after December 31, 2021, specified R&D expenditures must undergo a five-year amortization period for domestic spend and a 15-year amortization period for foreign spend. Prior to the effective date (2021 tax year and prior), taxpayers were able to immediately expense R&D costs under Section 174(a) or had the option to capitalize and amortize R&D expenditures over a five-year recovery period under Section 174(b). The Company has evaluated the current legislation at this time and prepared the provision by following the treatment of R&D expenditures for tax purposes under Section 174.

10. Net Loss Per Share

The following table presents the weighted-average shares outstanding used to calculate basic and diluted net loss per share:

	Year Ended December 31,
	2023	2022	2021
Common stock	70,310,671	31,767,914	20,098,340
Pre-funded warrants	862,199	3,038,435	—
Total	71,172,870	34,806,349	20,098,340

The following table presents potentially dilutive common stock equivalents that have been excluded from the calculation of diluted net loss per share for the periods indicated due to their anti-dilutive effect:

	December 31,
	2023	2022	2021
Stock options outstanding	4,686,577	3,161,917	2,406,668
RSUs and PSUs outstanding	987,550	1,095,738	106,394
Warrants to purchase common stock outstanding[1]	10,412,806	13,166,283	58,923
Conversion feature related to outstanding term loan	590,816	—	—
Total	16,677,749	17,423,938	2,571,985

1 Excludes pre-funded warrants to purchase 1,881,081 common shares as they are required to be included in basic and diluted net loss per share.

11. Subsequent Events

The Company has evaluated events subsequent to December 31, 2023 and through the financial statement issuance date of March 1, 2024, and concluded that no material events occurred that would require disclosure.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“2013 Framework”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as defined in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information.

Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to information in our proxy statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2023, including under the heading “Directors, Executive Officers and Corporate Governance.”

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

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to information in our 2024 Proxy Statement, including under headings “Executive Compensation” and “Directors, Executive Officers and Corporate Governance.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to information in our 2024 Proxy Statement, including under headings “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to information in our 2024 Proxy Statement, including under headings “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to information in our 2024 Proxy Statement, including under the heading “Ratification of Selection of Independent Registered Public Accounting Firm.”

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

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 9, 2023)

3.3	Third Amended and Restated Bylaws of the Company (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2023)

4.1	Specimen common stock certificate of the Company (filed with the SEC as Exhibit 4.1 to the Company’s Form S-1/A filed on October 28, 2019)

4.2*	Description of Securities

4.3	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 13, 2020)

4.4	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 4, 2021)

4.5	Form of Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 1, 2022)

4.6	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 1, 2022)

4.7	Form of Warrant to Purchase Common Stock for K2 HealthVentures LLC (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on February 2, 2023)

4.8	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2023)

10.1	Sales Agreement, dated March 25, 2021, by and among the Company, SVB Securities LLC and Cantor Fitzgerald & Co. (filed with the SEC as Exhibit 1.2 to the Company’s Form S-3 filed on March 25, 2021)

10.2

Amendment No. 1 to Sales Agreement, dated February 15, 2023, by and among the Company, SVB Securities LLC and Cantor Fitzgerald & Co. (filed with the SEC as Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on February 16, 2023)

10.3+	Form of Indemnification Agreement for directors and executive officers (filed with the SEC as Exhibit 10.1 to the Company’s Form S-1 filed on October 11, 2019)

10.4+	Amended and Restated 2019 Equity Incentive Plan and form of agreements thereunder (filed with the SEC as Exhibit 10.2 to the Company’s Form S-1/A filed on October 28, 2019)

10.5+	2019 Employee Stock Purchase Plan (filed with the SEC as Exhibit 10.3 to the Company’s Form S-1/A filed on October 28, 2019)

10.6+	2023 Inducement Plan (filed with the SEC as Exhibit 99.3 to the Company’s Form S-8 filed on March 15, 2023).

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

10.10+

Executive Employment Offer Letter, dated April 15, 2020, by and between the Company and Ryan Martins (filed with the SEC as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2020)

10.11+	Director Offer Letter, dated July 1, 2018, by and between 89Bio Ltd. and Michael Hayden (filed with the SEC as Exhibit 10.9 to the Company’s Form S-1 filed on October 11, 2019)

10.12†

Asset Transfer and License Agreement—FGF21 by and among 89Bio Ltd., ratiopharm GmbH, Teva Branded Pharmaceutical Products R&D, Inc. and Teva Pharmaceutical Industries Ltd, dated as of April 16, 2018 (filed with the SEC as Exhibit 10.11 to the Company’s Form S-1 filed on October 11, 2019)

10.13†	Sublicense Agreement by and between 89Bio Ltd. and ratiopharm GmbH, dated as of April 16, 2018 (filed with the SEC as Exhibit 10.13 to the Company’s Form S-1 filed on October 11, 2019)

10.14†	Master Services Agreement by and between 89Bio Ltd. and Biotechpharma UAB, dated as of May 7, 2018, as amended (filed with the SEC as Exhibit 10.14 to the Company’s Form S-1 filed on October 11, 2019)

10.15†

Master Contract Services Agreement by and between the Company and BiBo Biopharma Engineering Co., Ltd., dated as of February 10, 2023, as amended (filed with the SEC as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2023)

10.16

Office Lease by and between 89bio, Inc. and King Family Irrevocable Trust, dated as of December 5, 2019 (filed with the SEC as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 18, 2020)

10.17

First Amendment to Office Lease, dated as of July 27, 2021, by and between King Family Irrevocable Trust and the Company (filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2021)

10.18

Second Amendment to Office Lease, dated as of August 31, 2022, by and between King Family Irrevocable Trust and the Company (filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2022)

10.19

Loan and Security Agreement, dated as of January 4, 2023, among the Company, 89bio Management, Inc., 89Bio Ltd., K2 HealthVentures LLC and Ankura Trust Company, LLC (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2023)

21.1+	List of subsidiaries (filed with the SEC as Exhibit 21.1 to the Company’s Form S-1 filed on October 11, 2019)

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

97.1*	Incentive Compensation Clawback Policy

101.INS	Inline XBRL Instance Document

Exhibit Number	Description
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File

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

89bio, Inc.

Date: March 1, 2024	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer and Director (principal executive officer)
Date: March 1, 2024	By:	/s/ Ryan Martins
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

Name	Title	Date

/s/ Rohan Palekar	Chief Executive Officer and Director	March 1, 2024
Rohan Palekar	(principal executive officer)

/s/ Ryan Martins	Chief Financial Officer	March 1, 2024
Ryan Martins	(principal financial and accounting officer)

/s/ Steven Altschuler	Director	March 1, 2024
Steven Altschuler, M.D.

/s/ Derek DiRocco	Director	March 1, 2024
Derek DiRocco, Ph.D.

/s/ Michael Hayden	Director	March 1, 2024
Michael Hayden, M.B., Ch.B., Ph.D.

/s/ Kathleen D. LaPorte	Director	March 1, 2024
Kathleen D. LaPorte

/s/ Lota Zoth	Director	March 1, 2024
Lota Zoth, C.P.A.

/s/ Edward Morrow Atkinson III	Director	March 1, 2024
Edward Morrow Atkinson III