Form 10-Q
period 2024-03-31
89bio, Inc.
filed 2024-05-09
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 6, 2024, the registrant had 98,383,998 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

89bio, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$217,573	$316,161
Marketable securities	344,715	262,709
Prepaid and other current assets	12,494	14,664
Total current assets	574,782	593,534
Operating lease right-of-use assets	2,118	2,293
Property and equipment, net	37	46
Other assets	385	396
Total assets	$577,322	$596,269
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,352	$8,585
Accrued expenses	20,295	20,530
Operating lease liabilities, current	702	496
Term loan, current	1,892	—
Total current liabilities	38,241	29,611
Operating lease liabilities, noncurrent	1,640	1,817
Term loan, noncurrent, net	23,065	24,795
Other noncurrent liabilities	3,837	3,740
Total liabilities	66,783	59,963
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value: 200,000,000 shares authorized; 95,199,724 and 93,269,377 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	95	93
Additional paid-in capital	1,020,076	993,455
Accumulated other comprehensive (loss) income	(519)	190
Accumulated deficit	(509,113)	(457,432)
Total stockholders’ equity	510,539	536,306
Total liabilities and stockholders’ equity	$577,322	$596,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$47,428	$22,306
General and administrative	9,849	6,218
Total operating expenses	57,277	28,524
Loss from operations	(57,277)	(28,524)
Interest expense	(863)	(2,075)
Interest income and other, net	6,556	1,763
Net loss before income tax	(51,584)	(28,836)
Income tax expense	(97)	—
Net loss	$(51,681)	$(28,836)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(714)	114
Foreign currency translation adjustments	5	(4)
Total other comprehensive (loss) income	$(709)	$110
Comprehensive loss	$(52,390)	$(28,726)
Net loss per share, basic and diluted	$(0.54)	$(0.54)
Weighted-average shares used to compute net loss per share, basic and diluted	95,846,740	53,171,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	93,269,377	$93	$993,455	$190	$(457,432)	$536,306
Issuance of common stock in at-the-market public offerings, net of issuance costs	1,396,888	2	21,047	—	—	21,049
Issuance of common stock upon exercise of common stock warrants	337,713	—	1,798	—	—	1,798
Issuance of common stock upon exercise of stock options	1,626	—	7	—	—	7
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	194,120	—	(1,229)	—	—	(1,229)
Stock-based compensation	—	—	4,998	—	—	4,998
Net loss	—	—	—	—	(51,681)	(51,681)
Other comprehensive loss	—	—	—	(709)	—	(709)
Balance as of March 31, 2024	95,199,724	$95	$1,020,076	$(519)	$(509,113)	$510,539

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	50,560,590	$51	$467,374	$(350)	$(315,243)	$151,832
Issuance of common stock in public offerings, net of issuance costs	19,461,538	19	296,798			296,817
Issuance of common stock in at-the-market public offerings, net of issuance costs	968,000	1	13,421	—	—	13,422
Issuance of common stock upon exercise of common stock warrants	1,682,500	2	8,958	—	—	8,960
Issuance of common stock upon exercise of stock options	61,408	—	185	—	—	185
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	133,669	—	(693)	—	—	(693)
Issuance of common stock warrants in connection with term loan	—	—	482	—	—	482
Stock-based compensation	—	—	3,551	—	—	3,551
Net loss	—	—	—	—	(28,836)	(28,836)
Other comprehensive income	—	—	—	110	—	110
Balance as of March 31, 2023	72,867,705	$73	$790,076	$(240)	$(344,079)	$445,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(51,681)	$(28,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,998	3,551
Net accretion of discounts on investments in marketable securities	(2,822)	(1,040)
Amortization of debt discount and accretion of deferred debt costs	162	219
Loss on extinguishment of debt	—	1,208
Noncash operating lease expense	175	41
Depreciation	9	14
Changes in operating assets and liabilities:
Prepaid and other assets	2,089	(4,599)
Accounts payable	6,767	4,225
Accrued expenses	457	(4,827)
Operating lease liabilities	29	(41)
Other noncurrent liabilities	97	—
Net cash used in operating activities	(39,720)	(30,085)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	72,140	37,880
Purchases of marketable securities	(152,038)	(33,774)
Net cash (used in) provided by investing activities	(79,898)	4,106
Cash flows from financing activities:
Proceeds from issuance of common stock in public offerings, net of issuance costs	—	296,817
Payments of deferred offering costs	(253)	—
Proceeds from issuance of common stock in at-the-market public offerings, net of issuance costs	21,067	13,422
Proceeds from term loan facility, net of issuance costs	—	24,363
Proceeds from issuance of common stock upon exercise of common stock warrants	1,798	8,960
Proceeds from issuance of common stock upon exercise of stock options	104	185
Payments for taxes related to net share settlement upon vesting of restricted stock units	(1,686)	(693)
Repayment of term loan	—	(21,400)
Net cash provided by financing activities	21,030	321,654
Net change in cash and cash equivalents	(98,588)	295,675
Cash and cash equivalents at beginning of period	316,161	55,255
Cash and cash equivalents at end of period	$217,573	$350,930
Supplemental disclosures of cash information:
Cash paid for interest	$679	$542
Cash paid related to operating lease liabilities	$46	$47
Supplemental disclosures of noncash information:
Issuance of common stock warrants in connection with term loan	$—	$482
Unpaid offering costs included in accrued expenses	$18	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Liquidity

Description of Business

89bio, Inc. (“89bio” or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. The Company’s lead product candidate, pegozafermin, a specifically engineered glycoPEGylated analog of fibroblast growth factor 21 (“FGF21”), is currently being developed for the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”), previously known as nonalcoholic steatohepatitis, and for the treatment of severe hypertriglyceridemia (“SHTG”).

89bio was formed as a Delaware corporation in June 2019 to carry on the business of 89Bio Ltd., which was incorporated in Israel in January 2018.

Liquidity

The Company has incurred significant losses and negative cash flows from operations since inception and had an accumulated deficit of $509.1 million as of March 31, 2024. The Company has historically financed its operations primarily through the sale of equity securities, including warrants, and from borrowings under term loan facilities. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue from commercial products. The Company expects operating losses to continue and increase for the foreseeable future as the Company progresses its clinical development activities for its product candidates.

The Company believes its existing cash, cash equivalents and marketable securities of $562.3 million as of March 31, 2024 will be sufficient to fund its planned operating expense and capital expenditure requirements for a period of at least one year from the date of the issuance of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated financial statements are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2023 and reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited financial statements as of that date and, due to its summary nature, does not include all the disclosures required by U.S. GAAP in audited financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 1, 2024.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. For the Company and its subsidiary in Israel, the functional currency has been determined to be the U.S. Dollar.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include but are not limited to accruals for uncertain tax positions, accrued research and development expenses and the valuation of stock options. The

Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

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

Assets Measured at Fair Value on a Recurring Basis

As of March 31, 2024 and December 31, 2023, cash equivalents and marketable securities were the only financial instruments measured and recorded at fair value on a recurring basis on the Company’s condensed consolidated balance sheets.

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

Marketable Securities

The Company invests its excess cash in marketable securities with high credit ratings including money market funds, commercial paper, securities issued by the U.S. government and its agencies and corporate debt securities. The Company accounts for all marketable securities as available-for-sale, as the sale of such securities may be required prior to maturity. These marketable securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss) until realized. The cost of debt securities is adjusted for accretion of premiums and amortization of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income and other, net. Realized gains and losses from the sale of marketable securities, if any, are determined on a specific identification basis and are also included in interest income and other, net. The Company’s marketable securities are classified as current assets, which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary, even though the stated maturity date may be one year or more beyond the current balance sheet date.

The Company periodically assesses its marketable securities for impairment. For marketable securities in an unrealized loss position, this assessment first takes into account the Company’s intent to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the marketable security’s amortized cost basis is written down to fair value through interest income and other, net. For marketable securities in an unrealized loss position that do not meet the aforementioned criteria, the Company assesses whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded in interest income and other, net, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive loss. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. These changes are recorded in interest income and other, net.

Income Taxes

The Company accounts for uncertain tax positions using a more-likely-than-not threshold for recognizing and resolving uncertain tax positions. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Interest and penalties related to unrecognized tax benefits are included within income tax expense. For the three months ended March 31, 2024, the Company recorded income tax expense of $0.1 million for the accrual of additional interest related to unrecognized tax benefits.

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share is calculated based upon the weighted-average number of shares of common stock outstanding during the period. Shares of common stock that are potentially issuable for little or no cash consideration at issuance, such as the Company’s pre-funded warrants issued in July 2022 and December 2023 are included in the calculation of basic and diluted net loss per share, even if they are antidilutive. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Shares of the Company’s common stock warrants participate in any dividends that may be declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted loss per share is computed after giving consideration to the dilutive effect of stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) and common stock warrants, except where such non-participating securities would be anti-dilutive. As the Company incurred net losses for the periods presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive.

Recently Adopted Accounting Standards

The Company did not adopt any new standards or updates issued by the Financial Accounting Standards Board (“FASB”) during the three months ended March 31, 2024 that had a material impact on the Company’s consolidated financial statements and related disclosures.

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. ASU 2023-07 requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures required by Topic 280 to be included in interim periods. All disclosure requirements under this ASU are also required for public entities with a single reportable segment. The ASU is effective for the Company’s annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025. Early adoption is permitted and requires retrospective application to all prior periods presented in the financial statements. The Company expects to adopt ASU 2023-07 in its Annual Report on Form 10-K for the year ending December 31, 2024 and in the interim periods thereafter. The Company is in the process of evaluating the requirements of this update, which is expected to result in expanded disclosures within the consolidated financial statements upon adoption.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. The ASU is effective for the Company’s annual periods beginning on January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company expects to adopt ASU 2023-09 in its Annual Report on Form 10-K for the year ending December 31, 2025 and in annual periods thereafter. The Company is in the process of evaluating the requirements of this update, which is expected to result in expanded disclosures within the consolidated financial statements upon adoption.

3. Fair Value Measurements

The following tables present the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy for the periods indicated (in thousands):

		March 31, 2024
	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Money market funds	Level 1	$4,073	$—	$—	$4,073
Commercial paper	Level 2	124,016	—	(71)	123,945
U.S. government bonds	Level 2	194,344	47	(377)	194,014
Agency bonds	Level 2	53,252	10	(107)	53,155
Corporate debt securities	Level 2	5,184	—	(22)	5,162
U.S. Treasury securities	Level 2	49,505	—	(8)	49,497
Total cash equivalents and marketable securities		$430,374	$57	$(585)	$429,846
Classified as:
Cash equivalents					$85,131
Marketable securities					344,715
Total cash equivalents and marketable securities					$429,846

		December 31, 2023
	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Money market funds	Level 1	$493	$—	$—	$493
Commercial paper	Level 2	94,261	—	(55)	94,206
U.S. government bonds	Level 2	137,976	250	(142)	138,084
Agency bonds	Level 2	45,481	152	(44)	45,589
Corporate debt securities	Level 2	3,177	—	(12)	3,165
U.S. Treasury securities	Level 2	71,754	36	(1)	71,789
Agency discount securities	Level 2	7,975	1	—	7,976
Total cash equivalents and marketable securities		$361,117	$439	$(254)	$361,302
Classified as:
Cash equivalents					$98,593
Marketable securities					262,709
Total cash equivalents and marketable securities					$361,302

The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices when available. If quoted market prices are not available, the fair value for the security is estimated under the market or income approach using pricing models with market observable inputs.

The following table summarizes the estimated fair value of investments in marketable securities by effective contractual maturity dates as of March 31, 2024 (in thousands):

Within one year	$314,373
After one year through two years	115,473
Total cash equivalents and marketable securities	$429,846

As of March 31, 2024, the Company’s marketable securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Substantially all of the fixed-rate debt securities in a loss position are investment-grade debt securities. The Company has the intent and ability to hold such securities until recovery of the unrealized losses. Based on the Company’s assessment, the unrealized losses as of March 31, 2024 were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. No allowance for credit losses was recorded as of March 31, 2024 and December 31, 2023.

4. Balance Sheet Components

Prepaid and other current assets consist of the following as of the periods presented (in thousands):

	March 31, 2024	December 31, 2023
Prepaid research and development	$9,009	$11,579
Prepaid taxes	615	614
Prepaid other	2,870	2,471
Total prepaid and other current assets	$12,494	$14,664

Accrued expenses consist of the following as of the periods presented (in thousands):

	March 31, 2024	December 31, 2023
Accrued research and development expenses	$15,881	$13,017
Accrued employee and related expenses	2,603	6,248
Accrued professional and legal fees	1,776	1,110
Accrued other expenses	35	155
Total accrued expenses	$20,295	$20,530

5. Commitments and Contingencies

Asset Transfer and License Agreement with Teva Pharmaceutical Industries Ltd

In April 2018, the Company concurrently entered into two Asset Transfer and License Agreements (the “Teva Agreements”) with Teva Pharmaceutical Industries Ltd (“Teva”) under which it acquired certain patents and intellectual property relating to two programs: (1) Teva’s glycoPEGylated FGF21 program, including the compound TEV-47948 (pegozafermin), a glycoPEGylated long-acting FGF21 and (2) Teva’s development program of small molecule inhibitors of Fatty Acid Synthase. Pursuant to the Teva Agreements, the Company paid Teva an initial nonrefundable upfront payment of $6.0 million. Under each license agreement, the Company is required to pay Teva $2.5 million upon the achievement of a specified clinical development milestone, and additional payments totaling up to $65.0 million upon achievement of certain commercial milestones. Each milestone payment shall be payable once, upon the first occurrence of the applicable milestone. The Company is also obligated to pay Teva tiered royalties at percentages in the low-to-mid single-digits on worldwide net sales on all products containing the Teva compounds.

The Teva Agreements can be terminated (i) by the Company without cause upon 120 days’ written notice to Teva, (ii) by either party, if the other party materially breaches any of its obligations under the Teva Agreements and fails to cure such breach within 60 days after receiving notice thereof, or (iii) by either party, if a bankruptcy petition is filed against the other party and is not dismissed within 60 days. In addition, Teva can also terminate the agreement related to their glycoPEGylated FGF21 program in the event the Company, or any of its affiliates or sublicensees, challenges any of the Teva patents licensed to the Company, and the challenge is not withdrawn within 30 days of written notice from Teva.

In the fourth quarter of 2023, the Company made a $2.5 million milestone payment to Teva following the achievement of a clinical development milestone under the FGF21 program in SHTG. As of March 31, 2024, the timing and likelihood of achieving any remaining milestones are uncertain. Milestone payment obligations will be recognized when payment becomes probable and reasonably estimable, which is generally upon achievement of the applicable milestone.

6. Term Loan Facility

In January 2023, the Company entered into a Loan and Security Agreement (“the Loan Agreement”) with the lender parties thereto (the “Lenders”), K2 HealthVentures LLC as administrative agent and Ankura Trust Company, LLC as collateral agent. The Loan Agreement provides for up to $100.0 million in aggregate principal in term loans, consisting of an initial tranche of $25.0 million that was funded at closing, second and third tranches of $15.0 million and $10.0 million, respectively, that may be funded upon the achievement of certain time-based, clinical and regulatory milestones, and a fourth tranche of up to $50.0 million that may be funded upon discretionary approval by the Lenders. As of March 31, 2024, the second $15.0 million tranche expired undrawn. The third $10.0 million tranche is available through June 30, 2024 and the fourth $50.0 million tranche remains available, at the sole discretion of the Lenders.

Borrowings under the Loan Agreement are secured by substantially all of the assets of the Company, excluding the Company’s intellectual property. The Loan Agreement contains customary representations and warranties, restricts certain activities and includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. In addition, starting January 1, 2024, the Company is required to maintain minimum unrestricted cash and cash equivalents equal to 5.0 times the average change in cash and cash equivalents measured over the trailing three-month period. As of March 31, 2024, the Company was in compliance with all covenants under the Loan Agreement.

Borrowings under the Loan Agreement mature on January 1, 2027 and provide for interest-only payments until February 1, 2025. Consecutive equal payments of principal and interest are due once the interest-only period has elapsed. Borrowings under the Loan Agreement bear interest equal to the greater of (i) 8.45% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 2.25%. The interest rate on the term loan was 9.75% at inception and 10.75% as of March 31, 2024. In addition, a final payment fee of 5.95% of the principal amount of the term loans is due upon the earlier of prepayment or maturity of the term loans. The Company has the option to prepay the entire outstanding balance of borrowings under the Loan Agreement, subject to a prepayment fee ranging from 1.0% to 3.0% depending on the timing of such prepayment. A commitment fee equal to 0.6% of the principal amount of the fourth tranche is also payable if drawn.

At any time prior to full repayment of outstanding borrowings under the Loan Agreement, the Lenders may elect to convert up to an aggregate of $7.5 million of the principal amount of outstanding borrowings into shares of the Company's common stock at a conversion price of $12.6943 per share. The embedded conversion option qualifies for a scope exception from derivative accounting because it is both indexed to the Company’s own stock and met the conditions for equity classification.

Total debt issuance costs related to the term loan facility of $0.8 million, which includes the fair value of warrants issued in connection with the facility, were recorded as debt discount. The debt discount, together with the final payment fee, are recognized as interest expense using the effective interest method over the term of the loan facility.

The expected repayments of principal amount due on borrowings as of March 31, 2024 are as follows (in thousands):

2024 (remaining nine months)	$—
2025	10,774
2026	13,036
2027	1,190
Total principal outstanding	25,000
Plus accumulated accretion of final payment fee	493
Less unamortized debt discount	(536)
Total net carrying value	24,957
Term loan, current	(1,892)
Term loan, noncurrent, net	$23,065

In connection with the Loan Agreement, the Company issued the Lenders a warrant to purchase up to an aggregate of 204,815 shares of the Company’s common stock at an exercise price of $9.7649 per share (the “warrant shares”). The warrant shares become exercisable upon the funding of each tranche and have a 10-year term. In connection with the first tranche that was funded at closing, 51,204 of the warrant shares became exercisable. The warrant shares cannot be settled for cash and include a cashless exercise feature allowing the holder to receive shares net of shares withheld in lieu of the exercise price. The warrant shares also provide for automatic cashless exercise under certain specific conditions and settlement is permitted in unregistered shares. The 51,204 warrant shares met the requirements for equity classification.

The Company determined the fair value of the 51,204 warrant shares issued using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 3.9%, no dividends, expected volatility of 93.8% and expected term of 10.0 years.

Of the remaining 153,611 warrant shares (the “contingent warrants”), 122,889 warrant shares remain outstanding and 30,722 warrant shares associated with the second tranche were forfeited as of March 31, 2024. The contingent warrants did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The initial fair value and the fair value as of March 31, 2024 of the contingent warrants was insignificant. The contingent warrants derivative liability is remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded as interest expense in the condensed consolidated statements of operations and comprehensive loss. The initial fair value of the contingent warrants derivative liability was determined using a probability weighted Black-Scholes option pricing model based on the same Black-Scholes input assumptions described above.

7. Stockholders’ Equity

Common Stock Reserved for Issuance

The Company had the following shares of common stock reserved for future issuance, on an as-if-converted basis, as of the periods presented:

	March 31, 2024	December 31, 2023
Stock options outstanding	6,891,349	4,686,577
RSUs and PSUs outstanding	1,508,546	987,550
Shares available for future grants under equity incentive plans	2,600,491	1,790,684
Shares available for future issuance under the employee stock purchase plan	1,207,607	1,207,607
Warrants to purchase common stock outstanding	10,075,092	10,412,806
Pre-funded warrants to purchase common stock outstanding	1,881,081	1,881,081
Conversion feature related to outstanding term loan	590,816	590,816
Total available for future issuance	24,754,982	21,557,121

At-the-Market (“ATM”) Offerings

In March 2021, the Company entered into an ATM sales agreement (as amended, the “Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co. (the “Sales Agents”) pursuant to which the Company may offer and sell shares up to $75.0 million of its common stock (the “2021 ATM Facility”) from time to time pursuant to an effective registration statement. The Sales Agents are entitled to compensation at a commission of up to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. For the three months ended March 31, 2023, the Company sold 968,000 shares of its common stock under the 2021 ATM Facility and received net proceeds of $13.4 million, after deducting commissions and offering costs of $0.4 million.

In February 2023, the Company entered into an amendment to the Sales Agreement, establishing a new ATM facility with an aggregate offering amount of up to $150.0 million of its common stock (the “2023 ATM Facility”) pursuant to an effective registration statement. For the three months ended March 31, 2024, the Company sold 1,396,888 shares of its common stock under the 2023 ATM Facility resulting in net proceeds of $21.0 million, after deducting commissions and offering costs of $0.5 million. As of March 31, 2024, there was $104.4 million remaining for future sales under the 2023 ATM Facility.

Underwritten Public Offerings

In March 2023, the Company completed an underwritten public offering of its common stock. The Company sold 19,461,538 shares of its common stock at a public offering price of $16.25 per share and received net proceeds of $296.8 million, net of underwriting discounts and commissions of $19.0 million and other offering costs of $0.5 million.

Common Stock Warrants

As of March 31, 2024, the Company’s outstanding warrants to purchase shares of its common stock were as follows:

	Shares of Common Stock Underlying Warrants	Exercise Price Per Share	Expiration Date
Warrant issued in connection with term loan (SVB)	25,000	$22.06	June 30, 2025
Warrant issued in connection with term loan (SVB)	33,923	19.12	May 28, 2031
Warrants issued in connection with term loan facility	174,093	9.76	January 27, 2033
Warrants issued in connection with public offering	9,842,076	5.325	July 1, 2024
Pre-funded warrants issued in connection with public offerings	1,881,081	0.001	Do not expire
Total outstanding	11,956,173

8. Stock-Based Compensation

Equity Incentive Plans

The Company has issued stock-based awards from various equity incentive and stock purchase plans, as more fully described in Note 8—Stock-Based Compensation of the Company’s Notes to Consolidated Financial Statements section in its Annual Report on Form 10-K for the year ended December 31, 2023.

Equity Incentive Plans Activity

Stock Options

The following table summarizes stock option activity under the Company's equity incentive plans for the three months ended March 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2023	4,686,577	$14.11	7.9	$11,712
Granted	2,241,000	9.99
Exercised	(1,626)	4.44
Cancelled and forfeited	(34,602)	12.94
Balance outstanding as of March 31, 2024	6,891,349	$12.78	8.3	$16,139
Exercisable as of March 31, 2024	2,617,844	$14.76	6.8	$9,011

The fair value of stock option awards granted for the periods indicated was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Three Months Ended March 31,
	2024	2023
Expected term (years)	5.5–6.1	5.5–6.1
Expected volatility	89.4–90.4%	91.6–93.2%
Risk-free interest rate	3.8–4.1%	3.4–3.8%
Expected dividend	—	—

As of March 31, 2024, total unrecognized stock-based compensation expense related to unvested stock options was $34.8 million, which is expected to be recognized over a weighted-average period of 3.0 years.

RSU and PSUs

RSUs generally vest annually over a two or three-year period. PSUs generally contain performance conditions associated with corporate goals, such as achievement of certain development milestones, that vests upon achievement over a one to three-year period.

The following table summarizes RSU and PSU activity for the three months ended March 31, 2024:

	RSUs		PSUs
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance outstanding as of December 31, 2023	688,382	$10.72	299,168	$5.96
Granted	651,950	9.98	192,000	9.98
Vested	(157,172)	13.43	(159,168)	7.00
Canceled	(6,614)	10.78	—	—
Balance outstanding as of March 31, 2024	1,176,546	$9.95	332,000	$7.79

As of March 31, 2024, total unrecognized stock-based compensation expense related to RSUs and PSUs was $12.3 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense for the periods indicated as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$2,315	$1,486
General and administrative	2,683	2,065
Total stock-based compensation	$4,998	$3,551

9. Net Loss Per Share

The following table presents the weighted-average shares outstanding used to calculate basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Common stock	93,965,659	52,371,370
Pre-funded warrants	1,881,081	800,000
Total	95,846,740	53,171,370

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods indicated due to their anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Stock options outstanding	6,891,349	4,463,459
RSUs and PSUs outstanding	1,508,546	1,218,377
Warrants to purchase common stock	10,075,092	11,688,597
Conversion feature related to outstanding term loan	590,816	590,816
ESPP	13,091	7,721
Total	19,078,894	17,968,970

10. Subsequent Events

BiBo Collaboration Agreement

On April 4, 2024, the Company entered into a collaboration agreement (the “Collaboration Agreement”) with BiBo Biopharma Engineering Co., Ltd., a company incorporated under the laws of the People’s Republic of China (“BiBo”), pursuant to which BiBo will construct a production facility specifically designed to supply the Company with pegozafermin for commercialization, if approved (the “Production Facility”).

Pursuant to the Collaboration Agreement, BiBo will build the Production Facility at BiBo’s facility in the Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone to manufacture the bulk active ingredient (the “Drug Substance”) required to produce pegozafermin for commercial supply. The platform is expected to provide the Company with manufacturing capacity to meet its commercial needs based on current projections. Under the Collaboration Agreement, the Company will pay BiBo an aggregate of $135.0 million toward the construction of the Production Facility (collectively, the “Payment”), of which 45% of the Payment will be payable in the third quarter of 2024. The remainder of the Payment will become payable upon achievement of certain specified milestones, of which up to an additional approximately 45% of the Payment could become payable within the next 12 months, depending on the timing of achievement of certain milestones. If the actual costs of the Production Facility are substantially greater than the estimated budget, the parties will negotiate a means of allocating such cost overruns.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, pegozafermin, a specifically engineered glycoPEGylated analog of fibroblast growth factor 21 (“FGF21”), is currently being developed for the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”), previously known as nonalcoholic steatohepatitis, and for the treatment of severe hypertriglyceridemia (“SHTG”).

MASH is a severe form of metabolic dysfunction-associated steatotic liver disease, previously known as nonalcoholic fatty liver disease, and is characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma and death. In 2020 and 2022, we presented positive topline results from our Phase 1b/2a trial of pegozafermin in MASH patients, which have informed the advancement of our subsequent clinical strategy in MASH. In our Phase 2b ENLIVEN trial of pegozafermin in MASH patients, patients received weekly doses or an every-two-week dose of pegozafermin or placebo for 24 weeks followed by a blinded extension phase of an additional 24 weeks for a total treatment period of 48 weeks. We reported topline 24 week data from ENLIVEN in March 2023. The 44 mg every-two-week and the 30 mg weekly dose groups both met, with high statistical significance, both of the primary histology endpoints per the U.S. Food and Drug Administration (“FDA”) guidance definitions on endpoints for accelerated approval in non-cirrhotic MASH patients. In September 2023, the FDA granted Breakthrough Therapy Designation to pegozafermin in patients with MASH. In addition, in March 2024, the EMA granted Priority Medicines (“PRIME”) designation to pegozafermin in patients with MASH, based on clinical data from the Phase 2b ENLIVEN trial. In November 2023, we announced positive topline data from the blinded extension phase of our Phase 2b ENLIVEN trial at 48 weeks. Both the 44 mg every-two-week and 30 mg weekly dose groups demonstrated statistically significant improvements across Non-Invasive Tests (“NITs”) representing key markers of liver health. The benefits observed at week 48 represented by NITs were consistent with the histology and NITs results observed at week 24, indicating sustained benefits over time.

In the fourth quarter of 2023, we held successful end-of-Phase 2 meetings with the FDA, supporting the advancement of pegozafermin into a Phase 3 program and future biologics license application (“BLA”) filing. We received scientific advice from the European Medicines Agency (“EMA”), which generally aligned with the feedback from the FDA.

The Phase 3 ENLIGHTEN program will include two Phase 3 trials evaluating patients with MASH: (i) ENLIGHTEN-Fibrosis, which is enrolling patients with fibrosis stage F2-F3 (F2-F3) and (ii) ENLIGHTEN-Cirrhosis, which is expected to enroll patients with compensated cirrhosis (F4). During the first quarter of 2024, we announced the initiation of the ENLIGHTEN-Fibrosis Phase 3 clinical trial. We expect to initiate the ENLIGHTEN-Cirrhosis clinical trial in the second quarter of 2024.

We are also developing pegozafermin for the treatment of SHTG. In June 2022, we announced positive topline results from the ENTRIGUE Phase 2 trial of pegozafermin in SHTG patients. SHTG is a condition identified by severely elevated levels of triglycerides (≥500 mg/dL), which is associated with an increased risk of MASH, cardiovascular events and acute pancreatitis. The trial met its primary endpoint demonstrating statistically significant and clinically meaningful reductions in triglycerides from baseline and key secondary endpoints. We received feedback from the FDA supporting the advancement of pegozafermin and initiated our Phase 3 ENTRUST trial, the first of two recommended Phase 3 trials, in the second quarter of 2023. We expect to report topline results from our Phase 3 ENTRUST trial in 2025. Safety data from the ongoing SHTG Phase 3 program is expected to support the safety database requirements for MASH and vice versa.

In April 2024, we entered into a collaboration agreement (the “Collaboration Agreement”) with BiBo Biopharma Engineering Co., Ltd., pursuant to which BiBo will construct a production facility specifically designed to supply us with pegozafermin for commercialization, if approved (the “Production Facility”). Pursuant to the Collaboration Agreement, BiBo will build the Production Facility at BiBo’s facility in the Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone to manufacture the bulk active ingredient (the “Drug Substance”) required to produce pegozafermin for commercial supply. The platform is expected to provide us with manufacturing capacity to meet our commercial needs based on current projections.

We commenced operations in 2018 and have devoted substantially all of our resources to raising capital, acquiring our initial product candidate, identifying and developing pegozafermin, licensing certain related technology, conducting research and development activities (including preclinical studies and clinical trials) and providing general and administrative support for these operations. We currently have contractual relationships with Northway Biotechpharma (“BTPH”) and BiBo pursuant to which they supply us with pegozafermin for our clinical trials.

We have incurred net losses since our inception. Our net losses for the three months ended March 31, 2024 and 2023 were $51.6 million and $28.8 million, respectively. As of March 31, 2024, we had an accumulated deficit of $509.1 million. We expect to continue to incur significant expenses and increasing operating losses as we advance pegozafermin and any future product candidates through clinical trials, seek regulatory approval for pegozafermin and any future product candidates, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, protect our intellectual property, prepare for and, if approved, proceed to commercialization of pegozafermin and any future product candidates, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Based on our current operating plan, we expect our existing cash, cash equivalents and marketable securities of $562.3 million as of March 31, 2024 will be sufficient to fund our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).

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

Interest Expense

Interest expense consists of interest expense, accretion of final payment fees and amortization of deferred debt issuance costs related to our term loan facility, and loss on extinguishment debt.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest income including accretion of discount on marketable securities, offset by amortization of premium on marketable securities.

Results of Operations

Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	Three months ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$47,428	$22,306	$25,122
General and administrative	9,849	6,218	3,631
Total operating expenses	57,277	28,524	28,753
Loss from operations	(57,277)	(28,524)	(28,753)
Interest expense	(863)	(2,075)	1,212
Interest income and other, net	6,556	1,763	4,793
Net loss before tax	$(51,584)	$(28,836)	$(22,748)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Three months ended March 31,
	2024	2023	Change

Contract manufacturing	$21,351	$7,906	$13,445
Clinical development	17,924	8,966	8,958
Personnel-related expenses	7,733	5,026	2,707
Other expenses	420	408	12
Total research and development expenses	$47,428	$22,306	$25,122

Research and development expenses increased by $25.1 million in the three months ended March 31, 2024 compared to the same period in 2023. The change in research and development expenses was primarily attributable to an increase in contract manufacturing costs for scale-up activities performed by our third-party contract manufacturing partner and the initiation of our ENLIGHTEN-Fibrosis Phase 3 clinical trial. Also contributing to the change was an increase in personnel-related expenses including stock-based compensation driven by higher headcount.

General and Administrative Expenses

General and administrative expenses increased by $3.6 million in the three months ended March 31, 2024 compared to the same period in 2023. The change in general and administrative expenses was primarily attributable to a $2.0 million increase in professional fees and a $1.6 million increase in personnel-related expenses including stock-based compensation driven by higher headcount.

Interest Expense

Interest expense decreased by $1.2 million in the three months ended March 31, 2024 compared to the same period in 2023. The decrease was attributable to a $1.2 million loss on extinguishment of debt recognized in the prior year period.

Interest Income and Other, Net

Interest income and other, net increased by $4.8 million in the three months ended March 31, 2024 compared to the same period in 2023. The increase was related to a change in market interest rates, as well as an increase in the average invested balances compared to the same period in 2023.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $562.3 million and an accumulated deficit of $509.1 million.

Sources of Liquidity

At-the-Market (“ATM”) Offerings

In March 2021, we entered into an ATM sales agreement (as amended, the “Sales Agreement”) with Leerink Partners LLC and Cantor Fitzgerald & Co. (the “Sales Agents”) pursuant to which we may offer and sell up to $75.0 million of shares of our common stock (the “2021 ATM Facility”) from time to time pursuant to an effective registration statement. The Sales Agents are entitled to compensation at a commission of up to 3.0% of the aggregate gross sales price per share sold under the Sales Agreement. For the three months ended March 31, 2023, we sold 968,000 shares of our common stock under the 2021 ATM Facility and received net proceeds of $13.4 million.

In February 2023, we entered into an amendment to the Sales Agreement, establishing a new ATM facility with an aggregate offering amount of up to $150.0 million of shares of our common stock (the “2023 ATM Facility”) pursuant to an effective registration statement. For the three months ended March 31, 2024, we sold 1,396,888 shares of our common stock under the 2023 ATM Facility resulting in net proceeds of $21.0 million. As of March 31, 2024, there was $104.4 million remaining for future sales under the 2023 ATM Facility.

Underwritten Public Offerings

In July 2022, we completed an underwritten public offering of our common stock, warrants to purchase shares of our common stock and pre-funded warrants to purchase shares of our common stock and raised net proceeds of $88.2 million, after deducting underwriting discounts and commissions of $5.7 million and other offering costs of $0.6 million. As of March 31, 2024, warrants to purchase 9,842,076 shares of our common stock at an exercise price of $5.325 per share remain outstanding. These warrants will expire on July 1, 2024.

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

Term Loan Facility

In January 2023, we entered into a Loan and Security Agreement (the “Loan Agreement”) with the lender parties thereto (the “Lenders”), K2 HealthVentures LLC as administrative agent and Ankura Trust Company, LLC as collateral agent. The Loan Agreement provides for up to $100.0 million in aggregate principal in term loans, consisting of an initial tranche of $25.0 million that was funded at closing, second and third tranches of $15.0 million and $10.0 million, respectively, that may be funded upon the achievement of certain time-based, clinical and regulatory milestones, and a fourth tranche of up to $50.0 million that may be funded upon discretionary approval by the Lenders. As of March 31, 2024, the second $15.0 million tranche expired undrawn. The third $10.0 million tranche is available through June 30, 2024 and the fourth $50.0 million tranche remains available, at the sole discretion of the Lenders.

Funding Requirements

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our lead product candidate, pegozafermin, as well as the funding of a portion of the construction of the Production Facility. We plan to increase our research and development expenses for the foreseeable future as we continue the clinical development of our current and future product candidates. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our current product candidate or any future product candidates. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or our current or any future license agreements which we may enter into or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast the timing and amounts of milestone, royalty and other revenue from licensing activities, which future product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Based on our current operating plan, we expect our existing cash, cash equivalents and marketable securities of $562.3 million as of March 31, 2024 will be sufficient to fund our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. However, our operating plans and other demands on our cash resources may change as a result of many factors, and we may seek additional funds sooner than planned. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three months ended March 31,
	2024	2023
Net cash (used in) provided by
Operating activities	$(39,720)	$(30,085)
Investing activities	(79,898)	4,106
Financing activities	21,030	321,654
Net change in cash and cash equivalents	$(98,588)	$295,675

Operating Activities

For the three months ended March 31, 2024, net cash used in operating activities of $39.7 million reflects a net loss of $51.6 million, partially offset by a net change of $9.4 million in operating assets and liabilities and aggregate noncash charges of $2.5 million. Noncash charges primarily included stock-based compensation expense of $5.0 million, net accretion of discounts on investments in marketable securities of $2.8 million, amortization of debt discount and accretion of deferred debt costs of $0.2 million and noncash operating lease expense of $0.2 million. The net change in operating assets and liabilities was mainly due to an increase in accounts payable and accrued expenses of $7.2 million and a decrease in prepaid and other assets of $2.1 million, primarily driven by timing of payments made and an increase in services rendered by contract research organizations and contract manufacturing organizations in connection with our clinical trials.

For the three months ended March 31, 2023, net cash used in operating activities of $30.1 million reflects a net loss of $28.8 million and a net change of $5.2 million in operating assets and liabilities, partially offset by aggregate noncash charges of $4.0 million. Noncash charges primarily included stock-based compensation expense of $3.6 million, a loss on debt extinguishment of $1.2 million related to our prior term loan, amortization of debt discount and accretion of the final payment fee related to our new term loan facility of $0.2 million, offset in part by net accretion of discounts on investments in marketable securities of $1.0 million. The change in our operating assets and liabilities was primarily attributable to a $4.6 million increase in prepaid and other assets due to higher contract manufacturing costs related to manufacturing and scale-up related spend and a net decrease of $0.6 million in accounts payable and accrued expenses due to the timing of payments.

Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities was $79.9 million, which consisted of $152.0 million in purchases of marketable securities, offset by $72.1 million in proceeds from sales and maturities of marketable securities.

For the three months ended March 31, 2023, net cash provided by investing activities was $4.1 million, which primarily consisted of $37.9 million in proceeds from sales and maturities of marketable securities, offset in part by $33.8 million in purchases of marketable securities.

Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was $21.0 million, which primarily consisted of net proceeds of $21.1 million pursuant to the sale of our common stock under our 2023 ATM Facility and proceeds of $1.8 million from the exercise of warrants. This was offset in part by payments for taxes of $1.7 million related to net share settlement upon vesting of restricted stock units.

For the three months ended March 31, 2023, net cash provided by financing activities was $321.7 million, which primarily consisted of net proceeds of $296.8 million from the sale of common stock in public offerings, net proceeds of $24.4 million from our term loan facility pursuant to our Loan Agreement, net proceeds of $13.4 million pursuant to the sale of our common stock under our 2021 ATM Facility, and proceeds of $9.0 million from the exercise of warrants. This was offset in part by the repayment in full of $21.4 million on our prior term loan, including the final payment and prepayment fees.

Contractual Obligations and Commitments

Debt Obligations

As of March 31, 2024, the outstanding debt balance of $25.0 million under our Loan Agreement is scheduled to mature on January 1, 2027 and provides for interest-only payments until February 1, 2025. For additional information regarding the terms of the debt and interest payable, see Note 6 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Production Facility Funding Commitments

On April 4, 2024, we entered into the Collaboration Agreement. Pursuant to the Collaboration Agreement, BiBo will build the Production Facility at BiBo’s facility in the Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone to manufacture the Drug Substance required to produce pegozafermin for commercial supply. The platform is expected to provide us with manufacturing capacity to meet our commercial needs based on current projections. Under the Collaboration Agreement, we will pay BiBo an aggregate of $135.0 million toward the construction of the Production Facility (collectively, the “Payment”), of which 45% of the Payment will be payable in the third quarter of 2024. The remainder of the Payment will become payable upon achievement of certain specified milestones, of which up to an additional approximately 45% of the Payment could become payable within the next 12 months, depending on the timing of achievement of certain milestones. If the actual costs of the Production Facility are substantially greater than the estimated budget, the parties will negotiate a means of allocating such cost overruns.

Asset Transfer and License Agreement with Teva Pharmaceutical Industries Ltd

In April 2018, we concurrently entered into two Asset Transfer and License Agreements (the “Teva Agreements”) with Teva Pharmaceutical Industries Ltd (“Teva”) under which we acquired certain patents and intellectual property relating to two programs: (1) Teva’s glycoPEGylated FGF21 program, including the compound TEV-47948 (pegozafermin), a glycoPEGylated long-acting FGF21 and (2) Teva’s development program of small molecule inhibitors of Fatty Acid Synthase. Pursuant to the Teva Agreements, we paid Teva an initial nonrefundable upfront payment of $6.0 million. Under each license agreement, we are required to pay Teva $2.5 million upon the achievement of a specified clinical development milestone, and additional payments totaling up to $65.0 million upon achievement of certain commercial milestones. Each milestone payment shall be payable once, upon the first occurrence of the applicable milestone. We are also obligated to pay Teva tiered royalties at percentages in the low-to-mid single-digits on worldwide net sales on all products containing the Teva compounds.

The Teva Agreements can be terminated (i) by us without cause upon 120 days’ written notice to Teva, (ii) by either party, if the other party materially breaches any of its obligations under the Teva Agreements and fails to cure such breach within 60 days after receiving notice thereof, or (iii) by either party, if a bankruptcy petition is filed against the other party and is not dismissed within 60 days. In addition, Teva can also terminate the agreement related to their glycoPEGylated FGF21 program in the event we, or any of our affiliates or sublicensees, challenges any of the Teva patents licensed to us, and the challenge is not withdrawn within 30 days of written notice from Teva.

In the fourth quarter of 2023, the we made a $2.5 million milestone payment to Teva following the achievement of a clinical development milestone under the FGF21 program in SHTG. As of March 31, 2024, the timing and likelihood of achieving any remaining milestones are uncertain. Milestone payment obligations will be recognized when payment becomes probable and reasonably estimable, which is generally upon achievement of the applicable milestone.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates as compared to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are developing pegozafermin for the treatment of MASH and the treatment of SHTG. The requirements for approval of pegozafermin by the FDA and comparable foreign regulatory authorities may be difficult to predict and may change over time, which makes it difficult to predict the timing and costs of the clinical development.

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
•
We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•
Unstable market and economic conditions, inflation, increases in interest rates, natural disasters, public health crises, political crises, geopolitical events, such as the crisis in Ukraine and Israel, or other macroeconomic conditions, may have serious adverse consequences on our business and financial condition.
•
Our Loan Agreement contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay any outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation.
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

The primary focus of our product development is pegozafermin for the treatment of patients with MASH and the treatment of patients with SHTG. Currently, pegozafermin is our only product candidate under clinical development. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and that therefore may be able to better sustain a failure of a lead candidate. Successful continued development and ultimate regulatory approval of pegozafermin for the treatment of MASH or SHTG is critical to the future success of our business. We have invested, and will continue to invest, a significant portion of our time and financial resources in the clinical development of pegozafermin. If we cannot successfully develop, obtain regulatory approval for and commercialize pegozafermin, we may not be able to continue our operations. The future regulatory and commercial success of pegozafermin is subject to a number of risks, including that, if approved for MASH or SHTG, pegozafermin will likely compete with products that may reach approval for the treatment of MASH prior to pegozafermin, products that are currently approved for the treatment of SHTG and the off-label use of currently marketed products for MASH and SHTG.

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

There is a high failure rate for drugs and biologic products proceeding through clinical trials. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of pegozafermin or any future product candidate may not be predictive of the results of later-stage clinical studies or trials and the results of studies or trials in one set of patients or line of treatment may not be predictive of those obtained in another. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical studies and earlier stage clinical trials. In addition, data obtained from preclinical and clinical activities is subject to varying interpretations, which may delay, limit or prevent regulatory approval. It is impossible to predict when or if pegozafermin or any future product candidate will prove effective or safe in humans or will receive regulatory approval. Owing in part to the complexity of biological pathways, pegozafermin or any future product candidate may not demonstrate in patients the biochemical and pharmacological properties we anticipate based on laboratory studies or earlier stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. The number of patients exposed to product candidates and the average exposure time in the clinical development programs may be inadequate to detect rare adverse events or findings that may only be detected once a product candidate is administered to more patients and for greater periods of time. To date, our Phase 1a, Phase 1b/2a and Phase 2 clinical trials have involved small patient populations and, because of the small sample size in such trials, the results of those clinical trials may be subject to substantial variability, including the inherent variability associated with biopsies in MASH patients, and may not be indicative of either future interim results or final results in future trials of patients with liver or cardio-metabolic diseases. If we are unable to successfully demonstrate the safety and efficacy of pegozafermin or other future product candidates and receive the necessary regulatory approvals, our business will be materially harmed.

We will require substantial additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of pegozafermin or develop new product candidates.

As a clinical-stage biopharmaceutical company, our operations have consumed significant amounts of cash since our inception. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we conduct Phase 3 clinical trials of, seek regulatory approval for pegozafermin and prepare for commercialization of pegozafermin. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

We will require additional capital to discover, develop, obtain regulatory approval for and commercialize pegozafermin and any future product candidates. Our ability to complete new and ongoing clinical trials for pegozafermin may be subject to our ability to raise additional capital. We do not have any committed external source of funds other than as a result of any sales that we may make pursuant to the Sales Agreement for our ATM Facility (defined above) and proceeds from our Loan Agreement, which are subject to the achievement of certain milestones and/or consent of the lenders. We may also receive additional funds from the exercise of outstanding warrants. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small biotechnology companies, like 89bio, and broader macroeconomic factors may preclude us from successfully raising additional capital.

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

In addition, if pegozafermin receives approval and is commercialized, we will be required to make milestone and royalty payments to Teva, from whom we acquired certain patents and intellectual property rights relating to pegozafermin, and from whom we licensed patents and know-how related to glycoPEGylation technology that is used in the manufacture of pegozafermin. For additional information regarding this license agreement, please see Note 5 to accompanying unaudited condensed consolidated financial statements.

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

The timely completion of clinical trials largely depends on patient enrollment. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our future clinical trials, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Furthermore, there are inherent difficulties in diagnosing MASH, which can currently only be definitively diagnosed through a liver biopsy, and identifying SHTG patients. Specifically, identifying patients most likely to meet MASH enrollment criteria on biopsy is an ongoing challenge, with existing clinical indicators lacking both sensitivity and specificity. As a result, MASH trials often suffer from high levels of screen failure following central review of the baseline liver biopsy, which can lead to lower enrollment. In addition, we do not have experience enrolling patients with cirrhosis and such enrollment make take longer than we expect. As a result of such difficulties and the significant competition for recruiting MASH and SHTG patients in clinical trials, we or our future collaborators may be unable to enroll the patients we need to complete clinical trials on a timely basis, or at all. In addition, our competitors, some of whom have significantly greater resources than we do, are conducting clinical trials for the same indications and seek to enroll patients in their studies that may otherwise be eligible for our clinical studies or trials. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which could further reduce the number of patients who are available for our clinical trials in these sites. Further, in the event one of our competitors receives regulatory approval for their product candidate before we do, we may have difficulty enrolling patients if they choose to take an approved drug, rather than enroll in a clinical trial. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Even if we are able to enroll a sufficient number of patients in our clinical studies or trials, delays in patient enrollment may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of pegozafermin and any future product candidates. We plan to leverage the safety database from the SHTG Phase 3 program across both the SHTG and MASH indications. If we are not able enroll enough patients in our trials sufficient to support the safety database, our ability to advance the development of pegozafermin may be adversely affected.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely, and expect to rely for the foreseeable future, on third-party manufacturers to supply us with pegozafermin and any future product candidates. We currently have contractual relationships with BTPH and BiBo pursuant to which they supply us with pegozafermin for our clinical trials. If there should be any disruption in our supply arrangement with BTPH or BiBo, including any adverse events affecting BTPH or BiBo, it could have a negative effect on the clinical development of pegozafermin and other operations while we work to identify and qualify an alternate supply source. In addition, we will require large quantities of pegozafermin for our large Phase 3 clinical trials and to commercialize pegozafermin. Accordingly, in April 2024, we entered into the Collaboration Agreement with BiBo, pursuant to which BiBo will construct the Production Facility in China specifically designed to produce pegozafermin for commercial supply, however, we cannot guarantee that BiBo will be able to complete construction of the Production Facility and scale up and produce the quantities we would require to commercialize pegozafermin.

Pursuant to the Collaboration Agreement, BiBo will build the Production Facility at BiBo’s facility in the Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone to manufacture the Drug Substance required to produce pegozafermin for commercial supply. The platform is expected to provide us with manufacturing capacity to meet our commercial needs based on current projections. Under the Collaboration Agreement, we will pay BiBo an aggregate of $135.0 million toward the construction of the Production Facility, of which 45% of the Payment will be payable in the third quarter of 2024. The remainder of the Payment will become payable upon achievement of certain specified milestones, of which up to an additional approximately 45% of the Payment could become payable within the next 12 months, depending on the timing of achievement of certain milestones. If the actual costs of the Production Facility are substantially greater than the estimated budget, the parties will negotiate a means of allocating such cost overruns. We may be ultimately responsible for a substantial portion of such overruns and it could negatively impact our financial condition and results of operations. We cannot guarantee that BiBo will complete or make operational the Production Facility in a timely manner or at all.

We expect to continue to rely on third-party manufacturers and suppliers, including BiBo, if we receive regulatory approval for pegozafermin or any other product candidates. The terms of our commercial supply of pegozafermin may not be favorable to us and could have a material impact on our results of operations.

Under the terms of the Collaboration Agreement, we may be ultimately responsible for a substantial portion of cost overruns and it could negatively impact our financial condition and results of operations. See further discussion in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments.” We cannot guarantee that BiBo will complete or make operational the Production Facility in a timely manner or at all.

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

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop our product candidates and commercialize any products that receive regulatory approval on a timely basis. Supply chain issues, including those resulting from the ongoing war in Ukraine and the acts of piracy and military unrest in the Red Sea, may affect our third-party vendors and cause delays. Furthermore, since we have engaged a manufacturer located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the legislation or policies of the United States, including the proposed BIOSECURE bill, or Chinese governments, political unrest or unstable economic conditions in China. These and other risks associated with our collaboration with BiBo, based in China, may materially adversely affect our ability to attain or maintain quantities of pegozafermin needed for commercialization, if approved. In addition, we have agreed to arbitrate claims related to the Collaboration Agreement with BiBo in Shanghai under the laws of the People’s Republic of China, which may limit our ability to enforce our contractual rights against BiBo. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. For example, in the event that we need to switch our third-party manufacturer of pegozafermin from BTPH or BiBo, which are our primary manufacturing sources for pegozafermin, we anticipate that the complexity of the glycoPEGylation manufacturing process may materially impact the amount of time it may take to secure a replacement manufacturer. The delays associated with the verification of a new manufacturer, if we are able to identify an alternative source, could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

We are developing pegozafermin for the treatment of MASH and the treatment of SHTG. The requirements for approval of pegozafermin by the FDA and comparable foreign regulatory authorities may be difficult to predict and may change over time, which makes it difficult to predict the timing and costs of the clinical development.

We are developing pegozafermin for the treatment of MASH. Although there are guidelines issued by the FDA for the development of drugs for the treatment of MASH, the development of a novel product candidates such as pegozafermin may be more expensive and take longer than for other, better known or extensively studied product candidates. As other companies are in later stages of clinical trials for their potential MASH therapies, we expect that the path for regulatory approval for MASH therapies may continue to evolve in the near term as these other companies refine their regulatory approval strategies and interact with regulatory authorities. Such evolution may impact our future clinical trial designs, including trial size and endpoints, in ways that we cannot predict today. In particular, regulatory authority expectations about liver biopsy data may evolve especially as more information is published about the inherent variability in liver biopsy data. Certain of our competitors have experienced regulatory setbacks for MASH therapies following communications from the FDA. We currently do not know the impact, if any, that these setbacks could have on the path for regulatory approval for MASH therapies generally or for pegozafermin. In addition, if one of the other companies receives regulatory approval for its MASH therapy before we do, such approval could impact our development of pegozafermin. We may have difficulty enrolling patients in our Phase 3 program for patients with MASH if patients choose to take an approved drug, rather than enroll in a clinical trial. In addition, we expect that the first therapy that is approved for the treatment of MASH will establish initial pricing and labelling expectations, which could impact our pricing and labelling if pegozafermin receives marketing approval.

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

Our anticipated development costs would likely increase if development of pegozafermin or any future product candidate is delayed because we are required by the FDA to perform studies or trials in addition to, or different from, those that we currently anticipate, or make changes to ongoing or future clinical trial designs. In addition, if we are unable to leverage our safety database for both SHTG and MASH indications, we may be required to perform additional trials, which would result in increased costs and may affect the timing or outcome of our clinical trials.

Lack of efficacy, adverse events or undesirable side effects may emerge in clinical trials conducted by third parties developing FGF product candidates, which could adversely affect our stock price, our ability to attract additional capital and our development program.

Lack of efficacy, adverse events or undesirable side effects may emerge in clinical trials conducted by third parties developing FGF product candidates like ours. For example, Novo Nordisk, Akero Therapeutics, Inc. and Boston Pharmaceuticals are also developing

FGF21 product candidates for the treatment of MASH. We have no control over their clinical trials or development program, and lack of efficacy, adverse events or undesirable side effects experienced by subjects in their clinical trials could adversely affect our stock price, our ability to attract additional capital and our clinical development plans for pegozafermin or even the viability or prospects of pegozafermin as a product candidate, including by creating a negative perception of FGF therapeutics by healthcare providers or patients.

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

To date, pegozafermin has been manufactured by third-party manufacturers for preclinical studies and clinical trials. The process of manufacturing pegozafermin, and in particular, the glycoPEGylation process, is complex, highly regulated and subject to several risks and requires significant expertise and capital investment, including for the development of advanced manufacturing techniques and process controls. Manufacturers of biologic products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot assure you that any stability or other issues relating to the manufacture of pegozafermin will not occur in the future. We have limited process development capabilities and have access only to external manufacturing capabilities. We do not have and we do not currently plan to acquire or develop the facilities or capabilities to manufacture bulk drug substance or filled drug product for use in human clinical trials or commercialization.

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

The biopharmaceutical industry is intensely competitive and subject to rapid innovation and significant technological advancements. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies, universities and other research institutions. A number of biotechnology and pharmaceutical companies are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting. Certain of these companies have published positive data regarding their clinical trials, which may further increase the competition we face. Smaller or earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Given the high incidence of MASH and SHTG, it is likely that the number of companies seeking to develop products and therapies for the treatment of liver and cardio-metabolic diseases, such as MASH and SHTG, will increase. We may also face competition indirectly from companies developing therapies like the incretins to treat obesity and/or Type 2 diabetes. Some incretin-based therapies are also being developed for the treatment of MASH.

There are numerous currently approved therapies for treating diseases other than MASH and some of these currently approved therapies may exert effects that could be similar to pegozafermin in MASH. Many of these approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. This may make it difficult for us to differentiate our products from currently approved therapies, which may adversely impact our business strategy. We expect that if pegozafermin or any future product candidates are approved, they will be priced at a significant premium over competitive generic products, including branded generic products. Insurers and other third-party payors may also encourage the use of generic products or specific branded products prior to utilization of pegozafermin. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as pegozafermin or any future product candidates progress through clinical development. In addition, to the extent pegozafermin or any future product candidates are approved for liver or cardio-metabolic indications, such as SHTG, the commercial success of our products will also depend on our ability to demonstrate benefits over the then-prevailing standard of care, including diet, exercise and lifestyle modifications.

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

Unstable market and economic conditions, inflation, increases in interest rates, natural disasters, public health crises, political crises, geopolitical events, such as the crisis in Ukraine and Israel, or other macroeconomic conditions, may have serious adverse consequences on our business and financial condition.

The global economy, including credit and financial markets, have experienced extreme volatility and disruptions at various points over the last few decades, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. For example, public health crises have resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflicts between Russia and Ukraine and between Israel and surrounding areas and the rising tensions between China and Taiwan have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our service providers, manufacturers or other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

We have experienced and may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.

The Loan Agreement contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay any outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation.

Pursuant to the Loan Agreement, we have pledged substantially all of our assets, other than our intellectual property rights, and have agreed that we may not sell or assign rights to our patents and other intellectual property without the prior consent of our lenders. Additionally, the Loan Agreement contains certain affirmative and negative covenants that could prevent us from taking certain actions without the consent of our lenders. These covenants may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders. The Loan Agreement also includes customary events of default, including, among other things, an event of default upon a change of control. Upon the occurrence and continuation of an event of default, all amounts due under the Loan Agreement become automatically (in the case of a bankruptcy event of default) or may become (in the case of all other events of default and at the option of the administrative agent), immediately due and payable. If an event of default under the Loan Agreement should occur and be continuing, we could be required to immediately repay any outstanding indebtedness. If we are unable to repay such debt, the lenders would be able to foreclose on the secured collateral, including our cash accounts, and take other remedies permitted under the Loan Agreement. Even if we are able to repay such accelerated debt amount under the Loan Agreement upon an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned.

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

Although the development and commercialization of pegozafermin is currently our primary focus, as part of our longer-term growth strategy, we plan to evaluate the development and commercialization of other therapies related to MASH and other liver and cardio-metabolic diseases. The success of this strategy depends primarily upon our ability to identify and validate new therapeutic candidates, and to identify, develop and commercialize new drugs and biologics. Our research efforts may initially show promise in discovering potential new drugs and biologics yet fail to yield product candidates for clinical development for a number of reasons.

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

The regulatory authorities in the United States and the EU have not approved any products for the treatment of MASH, and while there are guidelines issued by the FDA for the development of drugs for the treatment of MASH, it is unclear whether the requirements for approval will change in the future or whether the FDA will rely on regulatory precedent for future regulatory approvals. Any such changes may require us to conduct new trials that could delay our timeframe and increase the costs of our programs related to pegozafermin or any future product candidate for the treatment of MASH or SHTG.

Even if we are able to obtain regulatory approvals for pegozafermin or any future product candidate, if they exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims.

Even if we receive regulatory approval for pegozafermin or any future product candidates, we will have tested them in only a small number of patients during our clinical trials. If our applications for marketing are approved and more patients begin to use our product, new risks and side effects associated with our products may be discovered. As a result, regulatory authorities may revoke their approvals. Based on guidelines issued by the FDA for the development of drugs for the treatment of MASH, if pegozafermin is approved by the FDA based on a surrogate endpoint pursuant to section 506(c) of the Federal Food, Drug, and Cosmetic Act and the accelerated approval regulations (21 C.F.R. part 314, subpart H; 21 C.F.R. part 601, subpart E), consistent with FDA guidance, we will be required to conduct additional clinical trials establishing clinical benefit on the ultimate outcome of MASH. Under the Food and Drug Omnibus Reform Act of 2022, the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. If pegozafermin is approved by the FDA for the treatment of SHTG based on an endpoint of the reduction of triglycerides, the FDA may still require a cardiovascular outcomes study as part of a post-marketing authorization commitment. Such a study would be time consuming and costly and we cannot guarantee that we will see positive results, which could result in the revocation of the approval. Additionally, we may be required to conduct additional clinical trials, make changes in labeling of our product, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities for pegozafermin and any future product candidates. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such product are revoked. As a result, we may experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for pegozafermin or any future product candidates would substantially harm our business.

Currently, we do not have any product candidates that have received regulatory approval. The time required to obtain approval from the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions. It is possible that none of pegozafermin or any future product candidates will ever obtain regulatory approval. Pegozafermin or any future product candidate could fail to receive regulatory approval from the FDA or comparable foreign regulatory authorities for many reasons, including those referenced in Part I, Item 1. “Business–Government Regulation and Product Approval” in our Annual Report on Form 10-K. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of the product candidate.

We have received Breakthrough Therapy designation for pegozafermin in MASH from the FDA and PRIME designation for pegozafermin in MASH from the EMA, but such designation may not actually lead to a faster development or regulatory review or approval process, and does not increase the likelihood that pegozafermin will receive marketing approval. In addition, we may seek Breakthrough Therapy, Fast Track or PRIME designation for other indications or future product candidates, but we might not receive such designation.

In September 2023, we received Breakthrough Therapy designation for pegozafermin in MASH from the FDA. However, the receipt of Breakthrough Therapy designation for pegozafermin in MASH may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA.

In March 2024, the EMA granted PRIME status to pegozafermin in patients with MASH, and, in the future, we may seek Fast Track designation or PRIME designation for our other product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and the drug or biologic demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for Fast Track designation. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. The FDA has broad discretion whether or not to grant this designation.

PRIME is a program launched by the EMA to enhance support for research on and development of medicines that have demonstrated preliminary safety and efficacy and thus the potential to target a significant unmet medical need and bring a major therapeutic advantage to patients. This regulatory program offers developers of promising medicines enhanced interaction and early dialogue with the EMA and is designed to optimize development plans and speed evaluation ensuring these medicines reach patients as early as possible. The EMA has broad discretion whether or not to grant this designation.

In addition, we may seek Breakthrough Therapy designation, Fast Track designation or PRIME designation for other indications or future product candidates. Even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA, EMA or similar regulatory agency would decide to grant them. Breakthrough Therapy, Fast Track and PRIME designations may not result in a faster development process, review or approval compared to conventional FDA or EMA procedures, respectively. In addition, even though pegozafermin is designated as a Breakthrough Therapy in MASH, the FDA may later decide that the product candidate no longer meets the conditions for designation and the designation may be rescinded. The Breakthrough Therapy, Fast Track and PRIME designations do not assure ultimate regulatory approval by the FDA or the EMA. Many drugs and biologics that have received Breakthrough Therapy, Fast Track or PRIME designation have failed to obtain approval. See Part I, Item 1. “Business—Expedited Programs for Serious Conditions” in our Annual Report on Form 10-K.

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

In April 2018, we entered into the FGF21 Agreement with Teva under which we acquired certain patents, intellectual property and other assets relating to Teva’s glycoPEGylated FGF21 program, including pegozafermin. Under this agreement, we were granted a perpetual, non-exclusive (but exclusive as to pegozafermin), non-transferable, worldwide license to patents and know-how related to glycoPEGylation technology used in the development, manufacture and commercialization of pegozafermin and products containing pegozafermin. The FGF21 Agreement also contains numerous covenants with which we must comply, including the utilization of commercially reasonable efforts to develop and ultimately commercialize pegozafermin, as well as certain reporting covenants and the obligation to make royalty payments, if and when pegozafermin is approved for commercialization. Our failure to satisfy any of these covenants could result in the termination of the FGF21 Agreement. In addition, we entered into a Sublicense Agreement with ratiopharm (the “ratiopharm Sublicense”), under which we were granted a perpetual, exclusive, worldwide sublicense to patents and know-how related to glycoPEGylation technology used in the development, manufacture and commercialization of pegozafermin and products containing pegozafermin. Termination of the FGF21 Agreement or the ratiopharm Sublicense will impact our rights under the intellectual property licensed to us by Teva and ratiopharm, respectively, including our license to glycoPEGylation technology, but will not affect our rights under the assets assigned to us.

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

As of March 31, 2024, our executive officers, directors and other holders of 5% or more of our common stock beneficially owned a majority of our outstanding common stock. As a result, our executive officers, directors and other holders of 5% or more of our common stock, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, executive officers and other holders of 5% or more of our common stock, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company.

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

In addition, in December 2023, the Israeli Tax Authorities issued a tax assessment claiming our 2019 reorganization and intercompany transaction to license the intellectual property rights from our subsidiary in Israel should be treated as a sale of intellectual property rights. If this matter is litigated and the Israeli Tax Authorities are able to successfully sustain their position and we are required to pay a tax assessment, it could impact our NOL carryforwards and our results of operations and financial condition could be materially and adversely affected. See further discussion in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Income Taxes” and in Note 9 to our consolidated financial statements appearing under Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Plans

During the fiscal quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

2.1

Contribution and Exchange Agreement, dated as of September 17, 2019, by and among 89Bio Ltd., the Company and its shareholders (filed with the SEC as Exhibit 2.1 to the Company’s Form S-1 filed on October 11, 2019).

3.1	Second Amended and Restated Certificate of Incorporation (filed with the SEC as Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2019).

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of 89bio, Inc. (filed with the SEC as Exhibit 3.1 to the Company’s Form 8-K filed on June 9, 2023).

3.3	Third Amended and Restated Bylaws of the Company (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2023).

4.1	Specimen common stock certificate of the registrant (filed with the SEC as Exhibit 4.1 to the Company’s Form S-1/A filed on October 28, 2019).

4.2	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with SEC as Exhibit 4.1 to the Company’s Form 8-K filed on April 13, 2020).

4.3	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 4, 2021).

4.4	Form of Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Form 8-K filed on July 1, 2022).

4.5	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.2 to the Company’s Form 8-K filed on July 1, 2022).

4.6	Form of Warrant to Purchase Common Stock for K2 HealthVentures LLC (filed with the SEC as Exhibit 4.1 to the Company’s Form 8-K/A filed on February 2, 2023).

4.7	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

89bio, Inc.

Date: May 9, 2024	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer (principal executive officer)

Date: May 9, 2024	By:	/s/ Ryan Martins
Ryan Martins Chief Financial Officer
(principal financial and accounting officer)