Form 10-Q
period 2024-06-30
89bio, Inc.
filed 2024-08-05
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 29, 2024, the registrant had 105,909,991 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

89bio, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$212,218	$316,161
Marketable securities	319,166	262,709
Prepaid and other current assets	48,470	14,664
Total current assets	579,854	593,534
Operating lease right-of-use assets	1,942	2,293
Property and equipment, net	27	46
Other assets	315	396
Total assets	$582,138	$596,269
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,461	$8,585
Accrued expenses	18,663	20,530
Operating lease liabilities, current	759	496
Term loan, current	4,770	—
Total current liabilities	41,653	29,611
Operating lease liabilities, noncurrent	1,463	1,817
Term loan, noncurrent, net	20,355	24,795
Other noncurrent liabilities	3,750	3,740
Total liabilities	67,221	59,963
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value: 200,000,000 shares authorized; 104,915,176 and 93,269,377 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	105	93
Additional paid-in capital	1,072,579	993,455
Accumulated other comprehensive (loss) income	(683)	190
Accumulated deficit	(557,084)	(457,432)
Total stockholders’ equity	514,917	536,306
Total liabilities and stockholders’ equity	$582,138	$596,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$44,865	$34,915	$92,293	$57,221
General and administrative	8,571	7,214	18,420	13,432
Total operating expenses	53,436	42,129	110,713	70,653
Loss from operations	(53,436)	(42,129)	(110,713)	(70,653)
Interest expense	(874)	(894)	(1,737)	(2,969)
Interest income and other, net	6,473	4,630	13,029	6,393
Net loss before income tax	(47,837)	(38,393)	(99,421)	(67,229)
Income tax expense	(134)	—	(231)	—
Net loss	$(47,971)	$(38,393)	$(99,652)	$(67,229)
Other comprehensive (loss) income:
Unrealized loss on marketable securities	(169)	(355)	(883)	(241)
Foreign currency translation adjustments	5	1	10	(3)
Total other comprehensive loss	$(164)	$(354)	$(873)	$(244)
Comprehensive loss	$(48,135)	$(38,747)	$(100,525)	$(67,473)
Net loss per share, basic and diluted	$(0.48)	$(0.52)	$(1.02)	$(1.06)
Weighted-average shares used to compute net loss per share, basic and diluted	99,831,111	74,126,569	97,838,926	63,706,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	93,269,377	$93	$993,455	$190	$(457,432)	$536,306
Issuance of common stock in at-the-market public offerings, net of issuance costs	1,396,888	2	21,047	—	—	21,049
Issuance of common stock upon exercise of common stock warrants	337,713	—	1,798	—	—	1,798
Issuance of common stock upon exercise of stock options	1,626	—	7	—	—	7
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	194,120	—	(1,229)	—	—	(1,229)
Stock-based compensation	—	—	4,998	—	—	4,998
Net loss	—	—	—	—	(51,681)	(51,681)
Other comprehensive loss	—	—	—	(709)	—	(709)
Balance as of March 31, 2024	95,199,724	95	1,020,076	(519)	(509,113)	510,539
Issuance of common stock upon exercise of common stock warrants	8,854,576	9	47,142	—	—	47,151
Issuance of common stock upon cashless exercise of pre-funded warrants	799,906	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	26,355	—	54	—	—	54
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	8,490	—	(39)	—	—	(39)
Issuance of common stock under employee stock purchase plan	26,125	—	178	—	—	178
Stock-based compensation	—	—	5,169	—	—	5,169
Net loss	—	—	—	—	(47,971)	(47,971)
Other comprehensive loss	—	—	—	(164)	—	(164)
Balance as of June 30, 2024	104,915,176	$105	$1,072,579	$(683)	$(557,084)	$514,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	50,560,590	$51	$467,374	$(350)	$(315,243)	$151,832
Issuance of common stock in public offerings, net of issuance costs	19,461,538	19	296,798			296,817
Issuance of common stock in at-the-market public offerings, net of issuance costs	968,000	1	13,421	—	—	13,422
Issuance of common stock upon exercise of common stock warrants	1,682,500	2	8,958	—	—	8,960
Issuance of common stock upon exercise of stock options	61,408	—	185	—	—	185
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	133,669	—	(693)	—	—	(693)
Issuance of common stock warrants in connection with term loan	—	—	482	—	—	482
Stock-based compensation	—	—	3,551	—	—	3,551
Net loss	—	—	—	—	(28,836)	(28,836)
Other comprehensive income	—	—	—	110	—	110
Balance as of March 31, 2023	72,867,705	73	790,076	(240)	(344,079)	445,830
Issuance of common stock in at-the-market public offerings, net of issuance costs	1,200,539	1	23,666	—	—	23,667
Issuance of common stock upon exercise of common stock warrants	1,245,070	1	6,629	—	—	6,630
Issuance of common stock upon exercise of stock options	107,832	—	327	—	—	327
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	31,527	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	13,927	—	142	—	—	142
Stock-based compensation	—	—	4,137	—	—	4,137
Net loss	—	—	—	—	(38,393)	(38,393)
Other comprehensive loss	—	—	—	(354)	—	(354)
Balance as of June 30, 2023	75,466,600	$75	$824,977	$(594)	$(382,472)	$441,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(99,652)	$(67,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,167	7,688
Net accretion of discounts on investments in marketable securities	(5,406)	(2,188)
Amortization of debt discount and accretion of deferred debt costs	330	456
Loss on extinguishment of debt	—	1,208
Noncash operating lease expense	351	83
Depreciation	21	24
Other	113	—
Changes in operating assets and liabilities:
Prepaid and other assets	(14,319)	(5,816)
Accounts payable	9,002	(1,787)
Accrued expenses	(1,410)	3,112
Operating lease liabilities	(91)	(83)
Other noncurrent liabilities	10	—
Net cash used in operating activities	(100,884)	(64,532)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	178,090	82,880
Purchases of marketable securities	(230,139)	(180,582)
Net cash used in investing activities	(52,049)	(97,702)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offerings, net of issuance costs	—	296,817
Payments of deferred offering costs	(116)	—
Proceeds from issuance of common stock in at-the-market public offerings, net of issuance costs	21,049	37,089
Proceeds from term loan facility, net of issuance costs	—	24,363
Proceeds from issuance of common stock upon exercise of common stock warrants	29,543	15,590
Proceeds from issuance of common stock upon exercise of stock options	61	512
Proceeds from issuance of common stock under employee stock purchase plan	178	142
Payments for taxes related to net share settlement upon vesting of restricted stock units	(1,725)	(693)
Repayment of term loan	—	(21,400)
Net cash provided by financing activities	48,990	352,420
Net change in cash and cash equivalents	(103,943)	190,186
Cash and cash equivalents at beginning of period	316,161	55,255
Cash and cash equivalents at end of period	$212,218	$245,441
Supplemental disclosures of cash information:
Cash paid for interest	$1,368	$1,198
Cash paid for amounts included in the measurement of lease liabilities	$239	$93
Supplemental disclosures of noncash information:
Issuance of common stock warrants in connection with term loan	$—	$482

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations since inception and had an accumulated deficit of $557.1 million as of June 30, 2024. The Company has historically financed its operations primarily through the sale of equity securities, including warrants, and from borrowings under term loan facilities. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue from commercial products. The Company expects operating losses to continue and increase for the foreseeable future as the Company progresses its clinical development activities for its product candidates.

The Company believes its existing cash, cash equivalents and marketable securities of $531.4 million as of June 30, 2024 will be sufficient to fund its planned operating expense and capital expenditure requirements for a period of at least one year from the date of the issuance of these financial statements.

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

Assets Measured at Fair Value on a Recurring Basis

As of June 30, 2024 and December 31, 2023, cash equivalents and marketable securities were the only financial instruments measured and recorded at fair value on a recurring basis on the Company’s condensed consolidated balance sheets.

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

Income Taxes

The Company accounts for uncertain tax positions using a more-likely-than-not threshold for recognizing and resolving uncertain tax positions. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Interest and penalties related to unrecognized tax benefits are included within income tax expense. For the three and six months ended June 30, 2024, the Company recorded income tax expense related to its foreign operations in Israel of $0.1 million and $0.2 million, respectively.

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share is calculated based upon the weighted-average number of shares of common stock outstanding during the period. Shares of common stock that are potentially issuable for little or no cash consideration at issuance, such as the Company’s pre-funded warrants issued in July 2022 and December 2023, are included in the calculation of basic and diluted net loss per share, even if they are antidilutive. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Shares of the Company’s common stock warrants participate in any dividends that may be declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted loss per share is computed after giving consideration to the dilutive effect of stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) and common stock warrants, except where such non-participating securities would be anti-dilutive. As the Company incurred net losses for the periods presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive.

Recently Adopted Accounting Standards

The Company did not adopt any new standards or updates issued by the Financial Accounting Standards Board (“FASB”) during the six months ended June 30, 2024 that had a material impact on the Company’s consolidated financial statements and related disclosures.

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

3. Fair Value Measurements

The following tables present the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy for the periods indicated (in thousands):

		June 30, 2024
	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Money market funds	Level 1	$35,433	$—	$—	$35,433
Commercial paper	Level 2	114,406	—	(66)	114,340
U.S. government bonds	Level 2	192,073	29	(511)	191,591
Agency bonds	Level 2	47,296	2	(120)	47,178
Corporate debt securities	Level 2	6,606	—	(29)	6,577
U.S. Treasury securities	Level 2	40,165	—	(3)	40,162
Agency discount securities	Level 2	4,992	—	—	4,992
Total cash equivalents and marketable securities		$440,971	$31	$(729)	$440,273
Classified as:
Cash equivalents					$121,107
Marketable securities					319,166
Total cash equivalents and marketable securities					$440,273

		December 31, 2023
	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Money market funds	Level 1	$493	$—	$—	$493
Commercial paper	Level 2	94,261	—	(55)	94,206
U.S. government bonds	Level 2	137,976	250	(142)	138,084
Agency bonds	Level 2	45,481	152	(44)	45,589
Corporate debt securities	Level 2	3,177	—	(12)	3,165
U.S. Treasury securities	Level 2	71,754	36	(1)	71,789
Agency discount securities	Level 2	7,975	1	—	7,976
Total cash equivalents and marketable securities		$361,117	$439	$(254)	$361,302
Classified as:
Cash equivalents					$98,593
Marketable securities					262,709
Total cash equivalents and marketable securities					$361,302

The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices when available. If quoted market prices are not available, the fair value for the security is estimated under the market or income approach using pricing models with market observable inputs.

The following table summarizes the estimated fair value of investments in marketable securities by effective contractual maturity dates as of June 30, 2024 (in thousands):

Within one year	$340,064
After one year through two years	100,209
Total cash equivalents and marketable securities	$440,273

As of June 30, 2024, the Company’s marketable securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. Substantially all of the fixed-rate debt securities in a loss position are investment-grade debt securities. The Company has the intent and ability to hold such securities until recovery of the unrealized losses. Based on the Company’s assessment, the unrealized losses as of June 30, 2024 were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. No allowance for credit losses was recorded as of June 30, 2024 and December 31, 2023.

4. Balance Sheet Components

Prepaid and other current assets consist of the following as of the periods presented (in thousands):

	June 30, 2024	December 31, 2023
Prepaid research and development	$26,148	$11,579
Prepaid taxes	388	614
Prepaid other	2,528	2,471
Common stock warrant exercise receivable	19,406	—
Total prepaid and other current assets	$48,470	$14,664

Accrued expenses consist of the following as of the periods presented (in thousands):

	June 30, 2024	December 31, 2023
Accrued research and development expenses	$13,145	$13,017
Accrued employee and related expenses	3,752	6,248
Accrued professional and legal fees	1,511	1,110
Accrued other expenses	255	155
Total accrued expenses	$18,663	$20,530

5. Commitments and Contingencies

Asset Transfer and License Agreement with Teva Pharmaceutical Industries Ltd

In April 2018, the Company concurrently entered into two Asset Transfer and License Agreements (the “Teva Agreements”) with Teva Pharmaceutical Industries Ltd (“Teva”) under which it acquired certain patents and intellectual property relating to two programs: (1) Teva’s glycoPEGylated FGF21 program including the compound TEV-47948 (pegozafermin), a glycoPEGylated long-acting FGF21 and (2) Teva’s development program of small molecule inhibitors of Fatty Acid Synthase, under which the Company is not actively developing product candidates and does not have any current plans to do so. Pursuant to the Teva Agreements, the Company paid Teva an initial nonrefundable upfront payment of $6.0 million. Under each license agreement, the Company is required to pay Teva $2.5 million upon the achievement of a specified clinical development milestone, and additional payments totaling up to $65.0 million upon achievement of certain commercial milestones. Each milestone payment shall be payable once, upon the first occurrence of the applicable milestone. The Company is also obligated to pay Teva tiered royalties at percentages in the low-to-mid single-digits on worldwide net sales on all products containing the Teva compounds.

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

In the fourth quarter of 2023, the Company made a $2.5 million milestone payment to Teva following the achievement of a clinical development milestone under the FGF21 program in SHTG. As of June 30, 2024, the timing and likelihood of achieving any remaining milestones are uncertain. Milestone payment obligations will be recognized when payment becomes probable and reasonably estimable, which is generally upon achievement of the applicable milestone.

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

Pursuant to the Collaboration Agreement, BiBo will build the Production Facility at BiBo’s facility in the Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone to manufacture the bulk active ingredient (the “Drug Substance”) required to produce pegozafermin for commercial supply. The platform is expected to provide the Company with manufacturing capacity to meet its commercial needs based on current projections. Under the Collaboration Agreement, the Company is required to pay BiBo an aggregate of $135.0 million toward the construction of the Production Facility (collectively, the “Payment”), of which $60.0 million was paid subsequent to June 30, 2024 (see Note 10—Subsequent Events) to initiate the project. The remainder of the Payment will become payable upon achievement of certain specified milestones, of which up to an additional $61.5 million of the Payment could become payable within the next 12 months. If the actual costs of the Production Facility are substantially greater than the estimated budget, the parties will negotiate a means of allocating such cost overruns.

6. Term Loan Facility

In January 2023, the Company entered into a Loan and Security Agreement (“the Loan Agreement”) with the lender parties thereto (the “Lenders”), K2 HealthVentures LLC as administrative agent and Ankura Trust Company, LLC as collateral agent. The Loan Agreement provides for up to $100.0 million in aggregate principal in term loans, consisting of an initial tranche of $25.0 million that was funded at closing, second and third tranches of $15.0 million and $10.0 million, respectively, that may be funded upon the achievement of certain time-based, clinical and regulatory milestones, and a fourth tranche of up to $50.0 million that may be funded upon discretionary approval by the Lenders. As of June 30, 2024, the second and third tranches expired undrawn and the fourth tranche remains available at the sole discretion of the Lenders.

Borrowings under the Loan Agreement are secured by substantially all of the assets of the Company, excluding the Company’s intellectual property. The Loan Agreement contains customary representations and warranties, restricts certain activities and includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. In addition, starting January 1, 2024, the Company is required to maintain minimum unrestricted cash and cash equivalents equal to 5.0 times the average change in cash and cash equivalents measured over the trailing three-month period. As of June 30, 2024, the Company was in compliance with all covenants under the Loan Agreement.

Borrowings under the Loan Agreement mature on January 1, 2027 and provide for interest-only payments until February 1, 2025. Consecutive equal payments of principal and interest are due once the interest-only period has elapsed. Borrowings under the Loan Agreement bear interest equal to the greater of (i) 8.45% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 2.25%. The stated interest rate on the term loan was 9.75% at inception and 10.75% as of June 30, 2024. In addition, a final payment fee of 5.95% of the principal amount of the term loans is due upon the earlier of prepayment or maturity of the term loans. The Company has the option to prepay the entire outstanding balance of borrowings under the Loan Agreement, subject to a prepayment fee ranging from 1.0% to 3.0% depending on the timing of such prepayment. A commitment fee equal to 0.6% of the principal amount of the fourth tranche is also payable if drawn.

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

The expected repayments of principal amount due on borrowings as of June 30, 2024 are as follows (in thousands):

2024 (remaining six months)	$—
2025	10,774
2026	13,036
2027	1,190
Total principal outstanding	25,000
Plus accumulated accretion of final payment fee	602
Less unamortized debt discount	(477)
Total net carrying value	25,125
Term loan, current	(4,770)
Term loan, noncurrent, net	$20,355

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

Of the remaining 153,611 warrant shares (the “contingent warrants”), 102,407 warrant shares associated with the fourth tranche remain outstanding and 51,204 warrant shares associated with the second and third tranches were forfeited as of June 30, 2024. The contingent warrants did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The initial fair value and the fair value as of June 30, 2024 of the contingent warrants was insignificant. The contingent warrants derivative liability is remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded as interest expense in the condensed consolidated statements of operations and comprehensive loss. The initial fair value of the contingent warrants derivative liability was determined using a probability weighted Black-Scholes option pricing model based on the same Black-Scholes input assumptions described above.

7. Stockholders’ Equity

Common Stock Reserved for Issuance

The Company had the following shares of common stock reserved for future issuance, on an as-if-converted basis, as of the periods presented:

	June 30, 2024	December 31, 2023
Stock options outstanding	7,044,951	4,686,577
RSUs and PSUs outstanding	1,452,123	987,550
Shares available for future grants under equity incentive plans	2,468,467	1,790,684
Shares available for future issuance under the employee stock purchase plan	1,181,482	1,207,607
Warrants to purchase common stock outstanding	1,200,034	10,412,806
Pre-funded warrants to purchase common stock outstanding	1,081,081	1,881,081
Conversion feature related to outstanding term loan	590,816	590,816
Total available for future issuance	15,018,954	21,557,121

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

During the six months ended June 30, 2023, the Company sold 2,168,539 shares of its common stock under its 2021 ATM Facility and 2023 ATM Facility and received net proceeds of $37.1 million.

During the six months ended June 30, 2024, the Company sold 1,396,888 shares of its common stock under the 2023 ATM Facility resulting in net proceeds of $21.0 million. However, there were no sales under the 2023 ATM Facility for the three months ended June 30, 2024. As of June 30, 2024, there was $104.4 million remaining for future sales under the 2023 ATM Facility.

Underwritten Public Offerings

In March 2023, the Company completed an underwritten public offering of its common stock. The Company sold 19,461,538 shares of its common stock at a public offering price of $16.25 per share and received net proceeds of $296.8 million, net of underwriting discounts and commissions of $19.0 million and other offering costs of $0.5 million.

Common Stock Warrants

As of June 30, 2024, the Company’s outstanding warrants to purchase shares of its common stock were as follows:

	Shares of Common Stock Underlying Warrants	Exercise Price Per Share	Expiration Date
Warrant issued in connection with term loan (SVB)	25,000	$22.06	June 30, 2025
Warrant issued in connection with term loan (SVB)	33,923	19.12	May 28, 2031
Warrants issued in connection with term loan facility	153,611	9.76	January 27, 2033
Warrants issued in connection with public offering	987,500	5.325	July 1, 2024
Pre-funded warrants issued in connection with public offerings	1,081,081	0.001	Do not expire
Total outstanding	2,281,115

Warrants to purchase 2,927,570 shares of common stock were exercised during the six months ended June 30, 2023, generating $15.6 million in cash proceeds.

Warrants to purchase 9,192,289 shares of common stock were exercised during the six months ended June 30, 2024, generating $48.9 million in cash proceeds. Of this amount, $19.4 million was received after June 30, 2024 and recorded as a receivable on the balance sheet as of that date. The remaining warrants to purchase 987,500 shares of common stock as of June 30, 2024 were exercised on July 1, 2024, resulting in additional cash proceeds of $5.3 million.

8. Stock-Based Compensation

Equity Incentive Plans

The Company has issued stock-based awards from various equity incentive and stock purchase plans, as more fully described in Note 8—Stock-Based Compensation of the Company’s Notes to Consolidated Financial Statements section in its Annual Report on Form 10-K for the year ended December 31, 2023.

Equity Incentive Plans Activity

Stock Options

The following table summarizes stock option activity under the Company’s equity incentive plans for the six months ended June 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2023	4,686,577	$14.11	7.9	$11,712
Granted	2,530,900	9.96
Exercised	(27,981)	2.20
Forfeited	(144,545)	12.49
Balance outstanding as of June 30, 2024	7,044,951	$12.70	8.1	$6,409
Exercisable as of June 30, 2024	2,783,861	$14.89	6.6	$5,140

The fair value of stock option awards granted for the periods indicated was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Six Months Ended June 30,
	2024	2023
Expected term (years)	5.5–6.1	5.5–6.1
Expected volatility	87.3–90.4%	91.6–98.2%
Risk-free interest rate	3.8–4.6%	3.4–3.8%
Expected dividend	—	—

As of June 30, 2024, total unrecognized stock-based compensation expense related to unvested stock options was $32.5 million, which is expected to be recognized over a weighted-average period of 2.8 years.

RSU and PSUs

RSUs generally vest annually over a two or three-year period. PSUs generally contain performance conditions associated with corporate goals, such as achievement of certain development milestones, that vests upon achievement over a one to three-year period.

The following table summarizes RSU and PSU activity for the six months ended June 30, 2024:

	RSUs		PSUs
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance outstanding as of December 31, 2023	688,382	$10.72	299,168	$5.96
Granted	656,950	9.96	192,000	9.98
Vested	(170,372)	13.76	(159,168)	7.00
Forfeited	(44,837)	8.50	(10,000)	9.98
Balance outstanding as of June 30, 2024	1,130,123	$9.91	322,000	$7.72

As of June 30, 2024, total unrecognized stock-based compensation expense related to RSUs and PSUs was $10.4 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense for the periods indicated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$2,342	$1,712	$4,657	$3,199
General and administrative	2,827	2,425	5,510	4,489
Total stock-based compensation	$5,169	$4,137	$10,167	$7,688

9. Net Loss Per Share

The following table presents the weighted-average shares outstanding used to calculate basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock	98,495,085	73,326,569	96,230,372	62,906,856
Pre-funded warrants	1,336,026	800,000	1,608,554	800,000
Total	99,831,111	74,126,569	97,838,926	63,706,856

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods indicated due to their anti-dilutive effect:

	June 30,
	2024	2023
Stock options outstanding	7,044,951	4,441,690
RSUs and PSUs outstanding	1,452,123	1,201,500
Warrants to purchase common stock	1,200,034	10,443,527
Conversion feature related to outstanding term loan	590,816	590,816
Total	10,287,924	16,677,533

10. Subsequent Events

In July 2024, pursuant to the terms of the Collaboration Agreement, the Company made a $60.0 million payment to BiBo to initiate the project. Refer to Note 5—Commitments and Contingencies above for additional details.

On July 1, 2024, outstanding warrants to purchase 987,500 shares of common stock as of June 30, 2024 were exercised by the warrant holders, resulting in additional cash proceeds of $5.3 million.

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

The Phase 3 ENLIGHTEN program includes two Phase 3 clinical trials evaluating patients with MASH: (i) ENLIGHTEN-Fibrosis, in patients with fibrosis stage F2-F3 (F2-F3), which we initiated in the first quarter of 2024 and (ii) ENLIGHTEN-Cirrhosis, in patients with compensated cirrhosis (F4), which we initiated in the second quarter of 2024.

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

We have incurred net losses since our inception. Our net losses for the six months ended June 30, 2024 and 2023 were $99.7 million and $67.2 million, respectively. As of June 30, 2024, we had an accumulated deficit of $557.1 million. We expect to continue to incur significant expenses and increasing operating losses as we advance pegozafermin and any future product candidates through clinical trials, seek regulatory approval for pegozafermin and any future product candidates, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, protect our intellectual property, prepare for and, if approved, proceed to commercialization of pegozafermin and any future product candidates, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Based on our current operating plan, we expect our existing cash, cash equivalents and marketable securities of $531.4 million as of June 30, 2024 will be sufficient to fund our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).

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

Interest Expense

Interest expense consists of interest expense, accretion of final payment fees and amortization of deferred debt issuance costs related to our term loan facility, and loss on extinguishment of debt.

Interest Income and Other, Net

Interest income and other, net primarily consists of interest income including accretion of discount on marketable securities, offset by amortization of premium on marketable securities.

Results of Operations

Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	Three months ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$44,865	$34,915	$9,950
General and administrative	8,571	7,214	1,357
Total operating expenses	53,436	42,129	11,307
Loss from operations	(53,436)	(42,129)	(11,307)
Interest expense	(874)	(894)	20
Interest income and other, net	6,473	4,630	1,843
Net loss before tax	$(47,837)	$(38,393)	$(9,444)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Three months ended June 30,
	2024	2023	Change

Contract manufacturing	$17,018	$15,229	$1,789
Clinical development	18,949	14,088	4,861
Personnel-related expenses	7,847	5,289	2,558
Other expenses	1,051	309	742
Total research and development expenses	$44,865	$34,915	$9,950

Research and development expenses increased by $10.0 million for the three months ended June 30, 2024 compared to the same period in 2023. The change in research and development expenses was primarily attributable to increases in clinical development costs of $4.9 million as we initiated two Phase 3 clinical trials, ENLIGHTEN-Fibrosis and ENLIGHTEN-Cirrhosis, and contract manufacturing costs of $1.8 million related to manufacturing and scale-up activities. Also contributing to the change was an increase in personnel-related expenses of $2.6 million including stock-based compensation driven by higher headcount.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million for the three months ended June 30, 2024 compared to the same period in 2023. The change in general and administrative expenses was primarily attributable to an increase of $1.2 million in personnel-related expenses including stock-based compensation driven by higher headcount.

Interest Expense

Interest expense remained flat for the three months ended June 30, 2024 compared to the same period in 2023 as our term loan provides for interest-only payments until February 1, 2025.

Interest Income and Other, Net

Interest income and other, net increased by $1.8 million for the three months ended June 30, 2024 compared to the same period in 2023. The increase was related to a change in market interest rates, as well as an increase in the average invested balances compared to the same period in 2023.

Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	Six months ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$92,293	$57,221	$35,072
General and administrative	18,420	13,432	4,988
Total operating expenses	110,713	70,653	40,060
Loss from operations	(110,713)	(70,653)	(40,060)
Interest expense	(1,737)	(2,969)	1,232
Interest income and other, net	13,029	6,393	6,636
Net loss before tax	$(99,421)	$(67,229)	$(32,192)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Six months ended June 30,
	2024	2023	Change

Contract manufacturing	$38,369	$23,135	$15,234
Clinical development	36,873	23,054	13,819
Personnel-related expenses	15,580	10,315	5,265
Other expenses	1,471	717	754
Total research and development expenses	$92,293	$57,221	$35,072

Research and development expenses increased by $35.1 million for the six months ended June 30, 2024 compared to the same period in 2023. The change in research and development expenses was primarily attributable to increases in clinical development costs of $13.8 million as we initiated two Phase 3 clinical trials, ENLIGHTEN-Fibrosis and ENLIGHTEN-Cirrhosis, and contract manufacturing costs of $15.2 million related to manufacturing and scale-up activities. Also contributing to the change was an increase in personnel-related expenses of $5.3 million including stock-based compensation driven by higher headcount.

General and Administrative Expenses

General and administrative expenses increased by $5.0 million for the six months ended June 30, 2024 compared to the same period in 2023. The change in general and administrative expenses was primarily attributable to an increase of $2.7 million in personnel-related expenses including stock-based compensation driven by higher headcount and an increase of $2.3 million in professional fees.

Interest Expense

Interest expense decreased by $1.2 million for the six months ended June 30, 2024 compared to the same period in 2023. The decrease was attributable to a $1.2 million loss on extinguishment of debt recognized in the prior year period.

Interest Income and Other, Net

Interest income and other, net increased by $6.6 million for the six months ended June 30, 2024 compared to the same period in 2023. The increase was related to a change in market interest rates, as well as an increase in the average invested balances compared to the same period in 2023.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $531.4 million and an accumulated deficit of $557.1 million.

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

During the six months ended June 30, 2023, we sold 2,168,539 shares of our common stock under our 2021 ATM Facility and 2023 ATM Facility and received net proceeds of $37.1 million.

During the six months ended June 30, 2024, we sold 1,396,888 shares of our common stock under the 2023 ATM Facility resulting in net proceeds of $21.0 million. However, there were no sales under the 2023 ATM Facility for the three months ended June 30, 2024. As of June 30, 2024, there was $104.4 million remaining for future sales under the 2023 ATM Facility.

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

Exercises of Common Stock Warrants

Warrants to purchase 2,927,570 shares of common stock were exercised during the six months ended June 30, 2023, generating $15.6 million in cash proceeds.

Warrants to purchase 9,192,289 shares of common stock were exercised during the six months ended June 30, 2024, generating $48.9 million in cash proceeds. Of this amount, $19.4 million was received after June 30, 2024, and recorded as a receivable on the balance sheet as of that date. The remaining warrants to purchase 987,500 shares of common stock as of June 30, 2024 were exercised on July 1, 2024, resulting in additional cash proceeds of $5.3 million.

Term Loan Facility

In January 2023, we entered into a Loan and Security Agreement (the “Loan Agreement”) with the lender parties thereto (the “Lenders”), K2 HealthVentures LLC as administrative agent and Ankura Trust Company, LLC as collateral agent. The Loan Agreement provides for up to $100.0 million in aggregate principal in term loans, consisting of an initial tranche of $25.0 million that was funded at closing, second and third tranches of $15.0 million and $10.0 million, respectively, that may be funded upon the achievement of certain time-based, clinical and regulatory milestones, and a fourth tranche of up to $50.0 million that may be funded upon discretionary approval by the Lenders. As of June 30, 2024, the second and third tranches expired undrawn and the fourth tranche remains available at the sole discretion of the Lenders.

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

Based on our current operating plan, we expect our existing cash, cash equivalents and marketable securities of $531.4 million as of June 30, 2024 will be sufficient to fund our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. However, our operating plans and other demands on our cash resources may change as a result of many factors, and we may seek additional funds sooner than planned. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six months ended June 30,
	2024	2023
Net cash (used in) provided by
Operating activities	$(100,884)	$(64,532)
Investing activities	(52,049)	(97,702)
Financing activities	48,990	352,420
Net change in cash and cash equivalents	$(103,943)	$190,186

Operating Activities

For the six months ended June 30, 2024, net cash used in operating activities of $100.9 million reflects a net loss of $99.7 million and a net change of $6.8 million in operating assets and liabilities, partially offset by aggregate noncash charges of $5.6 million. Noncash charges primarily included stock-based compensation expense of $10.2 million, noncash operating lease expense of $0.4 million and amortization of debt discount and accretion of deferred debt costs of $0.3 million, offset in part by net accretion of discounts on investments in marketable securities of $5.4 million. The net change in operating assets and liabilities used cash of $6.8 million and was primarily due to an increase in prepaid and other assets of $14.3 million as we made prepayments related to the initiation of two Phase 3 clinical trials, ENLIGHTEN-Fibrosis and ENLIGHTEN-Cirrhosis, partially offset by a net increase in accounts payable and accrued expenses of $7.6 million driven by timing of payments made and an increase in services rendered by contract research organizations and contract manufacturing organizations in connection with the Phase 3 clinical trials.

For the six months ended June 30, 2023, net cash used in operating activities of $64.5 million reflects a net loss of $67.2 million and a net change of $4.6 million in operating assets and liabilities, partially offset by aggregate noncash charges of $7.3 million. Noncash charges primarily included stock-based compensation expense of $7.7 million, a loss on debt extinguishment of $1.2 million related to our prior term loan, amortization of debt discount and accretion of the final payment fee related to our new term loan facility of $0.5 million, offset in part by net accretion of discounts on investments in marketable securities of $2.2 million. The change in our operating assets and liabilities was primarily attributable to a $5.8 million increase in prepaid and other assets due to higher contract manufacturing costs related to manufacturing and scale-up related spend and a net increase of $1.3 million in accounts payable and accrued expenses due to the timing of payments.

Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities was $52.0 million, which consisted of $230.1 million in purchases of marketable securities, offset by $178.1 million in proceeds from sales and maturities of marketable securities.

For the six months ended June 30, 2023, net cash used in investing activities was $97.7 million, which consisted of $180.6 million in purchases of marketable securities, offset by $82.9 million in proceeds from sales and maturities of marketable securities.

Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities was $49.0 million, which primarily consisted of proceeds of $29.5 million from the exercise of common stock warrants and net proceeds of $21.1 million pursuant to the sale of our common stock under our 2023 ATM Facility. This was offset in part by payments for taxes of $1.7 million related to net share settlement upon vesting of restricted stock units.

For the six months ended June 30, 2023, net cash provided by financing activities was $352.4 million, which primarily consisted of net proceeds of $296.8 million from the sale of common stock in public offerings, net proceeds of $37.1 million pursuant to the sale of common stock under our 2021 ATM Facility and 2023 ATM Facility, net proceeds of $24.4 million from our term loan facility pursuant to our Loan Agreement, and proceeds of $15.6 million from the exercise of common stock warrants. This was offset in part by the repayment in full of $21.4 million on our prior term loan, including the final payment and prepayment fees.

Contractual Obligations and Commitments

Debt Obligations

As of June 30, 2024, the outstanding debt balance of $25.0 million under our Loan Agreement is scheduled to mature on January 1, 2027 and provides for interest-only payments until February 1, 2025. For additional information regarding the terms of the debt and interest payable, see Note 6 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Asset Transfer and License Agreement with Teva Pharmaceutical Industries Ltd

In April 2018, we concurrently entered into two Asset Transfer and License Agreements (the “Teva Agreements”) with Teva Pharmaceutical Industries Ltd (“Teva”) under which we acquired certain patents and intellectual property relating to two programs: (1) Teva’s glycoPEGylated FGF21 program including the compound TEV-47948 (pegozafermin), a glycoPEGylated long-acting FGF21 and (2) Teva’s development program of small molecule inhibitors of Fatty Acid Synthase, under which we are not actively developing product candidates, and do not have any current plans to do so. Pursuant to the Teva Agreements, we paid Teva an initial nonrefundable upfront payment of $6.0 million. Under each license agreement, we are required to pay Teva $2.5 million upon the achievement of a specified clinical development milestone, and additional payments totaling up to $65.0 million upon achievement of certain commercial milestones. Each milestone payment shall be payable once, upon the first occurrence of the applicable milestone. We are also obligated to pay Teva tiered royalties at percentages in the low-to-mid single-digits on worldwide net sales on all products containing the Teva compounds.

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

In the fourth quarter of 2023, we made a $2.5 million milestone payment to Teva following the achievement of a clinical development milestone under the FGF21 program in SHTG. As of June 30, 2024, the timing and likelihood of achieving any remaining milestones are uncertain. Milestone payment obligations will be recognized when payment becomes probable and reasonably estimable, which is generally upon achievement of the applicable milestone.

Production Facility Funding Commitments

On April 4, 2024, we entered into the Collaboration Agreement. Pursuant to the Collaboration Agreement, BiBo will build the Production Facility at BiBo’s facility in the Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone to manufacture the Drug Substance required to produce pegozafermin for commercial supply. The platform is expected to provide us with manufacturing capacity to meet our commercial needs based on current projections. Under the Collaboration Agreement, we are required to pay BiBo an aggregate of $135.0 million toward the construction of the Production Facility (collectively, the “Payment”), of which $60.0 million was paid in July 2024 to initiate the project. The remainder of the Payment will become payable upon achievement of certain specified milestones, of which up to an additional $61.5 million of the Payment could become payable within the next 12 months. If the actual costs of the Production Facility are substantially greater than the estimated budget, the parties will negotiate a means of allocating such cost overruns.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rules

13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the Collaboration Agreement, BiBo will build the Production Facility at BiBo’s facility in the Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone to manufacture the Drug Substance required to produce pegozafermin for commercial supply. The platform is expected to provide us with manufacturing capacity to meet our commercial needs based on current projections. Under the Collaboration Agreement, we are required to pay BiBo an aggregate of $135.0 million toward the construction of the Production Facility, of which $60.0 million was paid in July 2024 to initiate the project. The remainder of the Payment will become payable upon achievement of certain specified milestones, of which up to an additional $61.5 million of the Payment could become payable within the next 12 months. If the actual costs of the Production Facility are substantially greater than the estimated budget, the parties will negotiate a means of allocating such cost overruns. We may be ultimately responsible for a substantial portion of such overruns and it could negatively impact our financial condition and results of operations. We cannot guarantee that BiBo will complete or make operational the Production Facility in a timely manner or at all.

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

We are developing pegozafermin for the treatment of MASH. Although there are guidelines issued by the FDA and comparable foreign regulatory authorities for the development of drugs for the treatment of MASH, the development of a novel product candidates such as pegozafermin may be more expensive and take longer than for other, better known or extensively studied product candidates. As other companies are in later stages of clinical trials for their potential MASH therapies, we expect that the path for regulatory approval for MASH therapies may continue to evolve in the near term as these other companies refine their regulatory approval strategies and interact with regulatory authorities. Such evolution may impact our future clinical trial designs, including trial size and endpoints, in ways that we cannot predict today. In particular, regulatory authority expectations about liver biopsy data may evolve especially as more information is published about the inherent variability in liver biopsy data. Certain of our competitors have experienced regulatory setbacks for MASH therapies following communications from the FDA and comparable foreign regulatory authorities. We currently do not know the impact, if any, that these setbacks could have on the path for regulatory approval for MASH therapies generally or for pegozafermin. In addition, if one of the other companies receives regulatory approval for its MASH therapy before we do, such approval could impact our development of pegozafermin. We may have difficulty enrolling patients in our Phase 3 program for patients with MASH if patients choose to take an approved drug, rather than enroll in a clinical trial. In addition, we expect that the first therapy that is approved for the treatment of MASH will establish initial pricing and labelling expectations, which could impact our pricing and labelling if pegozafermin receives marketing approval.

We are also developing pegozafermin for the treatment of SHTG. Clinical trials for the treatment of SHTG may be relatively costly and time-consuming. In addition, the requirements for approval by the FDA and comparable foreign regulatory authorities may change over time. If the FDA or comparable foreign regulatory authorities require additional evidence in addition to our ongoing Phase 3 program in SHTG to support a successful submission for approval, we may be required to make changes to our program design that could impact timelines and cost.

Our anticipated development costs would likely increase if development of pegozafermin or any future product candidate is delayed because we are required by the FDA and comparable foreign regulatory authorities to perform studies or trials in addition to, or different from, those that we currently anticipate, or make changes to ongoing or future clinical trial designs. In addition, if we are unable to leverage our safety database for both SHTG and MASH indications, we may be required to perform additional trials, which would result in increased costs and may affect the timing or outcome of our clinical trials.

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

In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. Our internal technology systems and infrastructure, and those of our current or future third-party collaborators, service providers, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access or use resulting from malware, natural disasters, terrorism, war and information technology, telecommunication and electrical failures, denial-of-service attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks, persons inside our organizations (including employees or contractors), loss or theft, or persons with access to systems inside our organization. From time to time, we are subject to periodic phishing attempts. In the third quarter of 2021, we discovered a business email compromise caused by phishing. The phishing attack did not result in the misappropriation of any funds and we do not believe that it had a material adverse effect on our business. We implemented remedial measures promptly following this incident, however, we cannot guarantee that our implemented remedial measures will prevent additional related, as well as unrelated, incidents. If a material system failure, accident or security breach were to occur and cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in a material disruption of our development programs and significant reputational, financial, legal, regulatory, business or operational harm.

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

In April 2018, we entered into the FGF21 Agreement with Teva under which we acquired certain patents, intellectual property and other assets relating to Teva’s glycoPEGylated FGF21 program including pegozafermin. Under this agreement, we were granted a perpetual, non-exclusive (but exclusive as to pegozafermin), non-transferable, worldwide license to patents and know-how related to glycoPEGylation technology used in the development, manufacture and commercialization of pegozafermin and products containing pegozafermin. The FGF21 Agreement also contains numerous covenants with which we must comply, including the utilization of commercially reasonable efforts to develop and ultimately commercialize pegozafermin, as well as certain reporting covenants and the obligation to make royalty payments, if and when pegozafermin is approved for commercialization. Our failure to satisfy any of these covenants could result in the termination of the FGF21 Agreement. In addition, we entered into a Sublicense Agreement with ratiopharm (the “ratiopharm Sublicense”), under which we were granted a perpetual, exclusive, worldwide sublicense to patents and know-how related to glycoPEGylation technology used in the development, manufacture and commercialization of pegozafermin and products containing pegozafermin. Termination of the FGF21 Agreement or the ratiopharm Sublicense will impact our rights under the intellectual property licensed to us by Teva and ratiopharm, respectively, including our license to glycoPEGylation technology, but will not affect our rights under the assets assigned to us.

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

As of June 30, 2024, our executive officers, directors and other holders of 5% or more of our common stock beneficially owned a majority of our outstanding common stock. As a result, our executive officers, directors and other holders of 5% or more of our common stock, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, executive officers and other holders of 5% or more of our common stock, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

On June 10, 2024, Rohan Palekar, Chief Executive Officer and a member of the Board of Directors of the Company, terminated a Rule 10b5-1 trading plan, which was previously adopted on July 5, 2023 and scheduled to expire on July 5, 2024. The plan was terminated at a time when Mr. Palekar was not in possession of material, non-public information about the Company. The plan provided for the potential sale of up to 228,490 shares of common stock held by Mr. Palekar.

None of the Company’s other directors or Section 16 officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case as defined in Item 408(a) of Regulation S-K) during the fiscal quarter ended June 30, 2024.

Item 6. Exhibits.

Exhibit Number	Description

2.1

Contribution and Exchange Agreement, dated as of September 17, 2019, by and among 89Bio Ltd., the Company and its shareholders (filed with the SEC as Exhibit 2.1 to the Company’s Form S-1 filed on October 11, 2019).

3.1	Second Amended and Restated Certificate of Incorporation (filed with the SEC as Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2019).

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of 89bio, Inc. (filed with the SEC as Exhibit 3.1 to the Company’s Form 8-K filed on June 9, 2023).

3.3	Third Amended and Restated Bylaws of the Company (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2023).

4.1	Specimen common stock certificate of the registrant (filed with the SEC as Exhibit 4.1 to the Company’s Form S-1/A filed on October 28, 2019).

4.2	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with SEC as Exhibit 4.1 to the Company’s Form 8-K filed on April 13, 2020).

4.3	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 4, 2021).

4.4	Form of Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Form 8-K filed on July 1, 2022).

4.5	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.2 to the Company’s Form 8-K filed on July 1, 2022).

4.6	Form of Warrant to Purchase Common Stock for K2 HealthVentures LLC (filed with the SEC as Exhibit 4.1 to the Company’s Form 8-K/A filed on February 2, 2023).

4.7	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2023).

10.1*†	Collaboration Agreement, dated as of April 4, 2024, by and between the Company and BiBo Biopharma Engineering Co., Ltd.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

* Filed herewith.

# Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

† Certain portions of this exhibit were redacted by means of marking such portions with asterisks because the identified portions are (i) not material and (ii) treated as private or confidential by the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

89bio, Inc.

Date: August 5, 2024	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer (principal executive officer)

Date: August 5, 2024	By:	/s/ Ryan Martins
Ryan Martins Chief Financial Officer
(principal financial and accounting officer)