Form 10-Q
period 2024-09-30
89bio, Inc.
filed 2024-11-07
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ____________

Commission File Number: 001-39122

89bio, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4946844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
655 Montgomery Street, Suite 1500 San Francisco, California	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 432-9270

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	ETNB	Nasdaq Global Market

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

As of October 31, 2024, the registrant had 106,126,338 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

89bio, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$91,411	$316,161
Marketable securities	332,363	262,709
Prepaid and other current assets	32,432	14,664
Total current assets	456,206	593,534
Operating lease right-of-use assets	1,760	2,293
Property and equipment, net	17	46
Other assets	314	396
Total assets	$458,297	$596,269
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,490	$8,585
Accrued expenses	18,898	20,530
Operating lease liabilities, current	743	496
Total current liabilities	39,131	29,611
Operating lease liabilities, noncurrent	1,281	1,817
Warrant liability	487	—
Term loan, noncurrent, net	35,544	24,795
Other noncurrent liabilities	3,752	3,740
Total liabilities	80,195	59,963
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value: 200,000,000 shares authorized; 106,126,338 and 93,269,377 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	106	93
Additional paid-in capital	1,082,884	993,455
Accumulated other comprehensive income	1,269	190
Accumulated deficit	(706,157)	(457,432)
Total stockholders’ equity	378,102	536,306
Total liabilities and stockholders’ equity	$458,297	$596,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$141,441	$31,417	$233,734	$88,638
General and administrative	10,497	7,928	28,917	21,360
Total operating expenses	151,938	39,345	262,651	109,998
Loss from operations	(151,938)	(39,345)	(262,651)	(109,998)
Interest expense	(2,362)	(959)	(4,099)	(3,928)
Interest income and other, net	5,431	5,579	18,460	11,972
Net loss before income tax	(148,869)	(34,725)	(248,290)	(101,954)
Income tax expense	(204)	—	(435)	—
Net loss	$(149,073)	$(34,725)	$(248,725)	$(101,954)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	1,962	41	1,079	(200)
Foreign currency translation adjustments	(10)	6	—	3
Total other comprehensive income (loss)	$1,952	$47	$1,079	$(197)
Comprehensive loss	$(147,121)	$(34,678)	$(247,646)	$(102,151)
Net loss per share, basic and diluted	$(1.39)	$(0.45)	$(2.46)	$(1.50)
Weighted-average shares used to compute net loss per share, basic and diluted	107,075,197	76,336,050	100,940,155	67,962,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	93,269,377	$93	$993,455	$190	$(457,432)	$536,306
Issuance of common stock in at-the-market public offerings, net of issuance costs	1,396,888	2	21,047	—	—	21,049
Issuance of common stock upon exercise of common stock warrants	337,713	—	1,798	—	—	1,798
Issuance of common stock upon exercise of stock options	1,626	—	7	—	—	7
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	194,120	—	(1,229)	—	—	(1,229)
Stock-based compensation	—	—	4,998	—	—	4,998
Net loss	—	—	—	—	(51,681)	(51,681)
Other comprehensive loss	—	—	—	(709)	—	(709)
Balance as of March 31, 2024	95,199,724	95	1,020,076	(519)	(509,113)	510,539
Issuance of common stock upon exercise of common stock warrants	8,854,576	9	47,142	—	—	47,151
Issuance of common stock upon cashless exercise of pre-funded warrants	799,906	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	26,355	—	54	—	—	54
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	8,490	—	(39)	—	—	(39)
Issuance of common stock under employee stock purchase plan	26,125	—	178	—	—	178
Stock-based compensation	—	—	5,169	—	—	5,169
Net loss	—	—	—	—	(47,971)	(47,971)
Other comprehensive loss	—	—	—	(164)	—	(164)
Balance as of June 30, 2024	104,915,176	105	1,072,579	(683)	(557,084)	514,917
Issuance of common stock upon exercise of common stock warrants	987,500	1	5,257	—	—	5,258
Issuance of common stock upon exercise of stock options	18,022	—	82	—	—	82
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	205,640	—	(904)	—	—	(904)
Issuance of common stock warrants in connection with term loan	—	—	608	—	—	608
Stock-based compensation	—	—	5,262	—	—	5,262
Net loss	—	—	—	—	(149,073)	(149,073)
Other comprehensive income	—	—	—	1,952	—	1,952
Balance as of September 30, 2024	106,126,338	$106	$1,082,884	$1,269	$(706,157)	$378,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	50,560,590	$51	$467,374	$(350)	$(315,243)	$151,832
Issuance of common stock in public offerings, net of issuance costs	19,461,538	19	296,798			296,817
Issuance of common stock in at-the-market public offerings, net of issuance costs	968,000	1	13,421	—	—	13,422
Issuance of common stock upon exercise of common stock warrants	1,682,500	2	8,958	—	—	8,960
Issuance of common stock upon exercise of stock options	61,408	—	185	—	—	185
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	133,669	—	(693)	—	—	(693)
Issuance of common stock warrants in connection with term loan	—	—	482	—	—	482
Stock-based compensation	—	—	3,551	—	—	3,551
Net loss	—	—	—	—	(28,836)	(28,836)
Other comprehensive income	—	—	—	110	—	110
Balance as of March 31, 2023	72,867,705	73	790,076	(240)	(344,079)	445,830
Issuance of common stock in at-the-market public offerings, net of issuance costs	1,200,539	1	23,666	—	—	23,667
Issuance of common stock upon exercise of common stock warrants	1,245,070	1	6,629	—	—	6,630
Issuance of common stock upon exercise of stock options	107,832	—	327	—	—	327
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	31,527	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	13,927	—	142	—	—	142
Stock-based compensation	—	—	4,137	—	—	4,137
Net loss	—	—	—	—	(38,393)	(38,393)
Other comprehensive loss	—	—	—	(354)	—	(354)
Balance as of June 30, 2023	75,466,600	75	824,977	(594)	(382,472)	441,986
Issuance of common stock upon exercise of stock options	27,372	—	117	—	—	117
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	144,544	—	(1,597)	—	—	(1,597)
Stock-based compensation	—	—	4,381	—	—	4,381
Net loss	—	—	—	—	(34,725)	(34,725)
Other comprehensive income	—	—	—	47	—	47
Balance as of September 30, 2023	75,638,516	$75	$827,878	$(547)	$(417,197)	$410,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(248,725)	$(101,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,429	12,069
Net accretion of discounts on investments in marketable securities	(7,887)	(4,297)
Amortization of debt discount and accretion of deferred debt costs	505	695
Loss on extinguishment of debt	1,503	1,208
Noncash operating lease expense	533	125
Depreciation	29	34
Changes in operating assets and liabilities:
Prepaid and other assets	(17,199)	(3,238)
Accounts payable	11,021	(1,599)
Accrued expenses	(1,175)	2,189
Operating lease liabilities	(289)	(125)
Other noncurrent liabilities	12	—
Net cash used in operating activities	(246,243)	(94,893)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	252,375	157,428
Purchases of marketable securities	(313,063)	(216,804)
Net cash used in investing activities	(60,688)	(59,376)
Cash flows from financing activities:
Proceeds from issuance of common stock in public offerings, net of issuance costs	—	296,817
Payments of deferred offering costs	(116)	—
Proceeds from issuance of common stock in at-the-market public offerings, net of issuance costs	21,049	37,089
Proceeds from term loan facility, net of issuance costs	9,349	24,363
Proceeds from issuance of common stock upon exercise of common stock warrants	54,207	15,590
Proceeds from issuance of common stock upon exercise of stock options	143	629
Proceeds from issuance of common stock under employee stock purchase plan	178	142
Payments for taxes related to net share settlement upon vesting of restricted stock units	(2,629)	(2,290)
Repayment of term loan	—	(21,400)
Net cash provided by financing activities	82,181	350,940
Net change in cash and cash equivalents	(224,750)	196,671
Cash and cash equivalents at beginning of period	316,161	55,255
Cash and cash equivalents at end of period	$91,411	$251,926
Supplemental disclosures of cash information:
Cash paid for interest	$2,053	$1,913
Cash paid for amounts included in the measurement of lease liabilities	$506	$139
Supplemental disclosures of noncash information:
Issuance of common stock warrants in connection with term loan	$608	$482

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

Liquidity

The Company has incurred significant losses and negative cash flows from operations since inception and had an accumulated deficit of $706.2 million as of September 30, 2024. The Company has historically financed its operations primarily through the sale of equity securities, including warrants, and from borrowings under term loan facilities. To date, none of the Company’s product candidates have been approved for sale, and the Company has not generated any revenue from commercial products. The Company expects operating losses to continue and increase for the foreseeable future as the Company progresses its clinical development activities for its product candidates.

The Company believes its existing cash, cash equivalents and marketable securities of $423.8 million as of September 30, 2024 will be sufficient to fund its planned operating expense and capital expenditure requirements for a period of at least one year from the date of the issuance of these financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial instruments measured and recorded at fair value on a recurring basis consist of cash equivalents and marketable securities and common stock warrants issued in connection with a term loan facility that do not meet all of the criteria for equity classification.

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

Income Taxes

The Company accounts for uncertain tax positions using a more-likely-than-not threshold for recognizing and resolving uncertain tax positions. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Interest and penalties related to unrecognized tax benefits are included within income tax expense. For the three and nine months ended September 30, 2024, the Company recorded income tax expense related to its foreign operations in Israel of $0.2 million and $0.4 million, respectively.

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share is calculated based upon the weighted-average number of shares of common stock outstanding during the period. Shares of common stock that are potentially issuable for little or no cash consideration at issuance, such as the Company’s pre-funded warrants issued in July 2022 and December 2023, are included in the calculation of basic and diluted net loss per share, even if they are antidilutive. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Shares of the Company’s common stock warrants participate in any dividends that may be declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted loss per share is computed after considering the dilutive effect of stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”) and common stock warrants, except where such non-participating securities would be anti-dilutive. As the Company incurred net losses for the periods presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive.

Recently Adopted Accounting Standards

The Company did not adopt any new standards or updates issued by the Financial Accounting Standards Board (“FASB”) during the nine months ended September 30, 2024 that had a material impact on the Company’s consolidated financial statements and related disclosures.

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

3. Fair Value Measurements

The following tables present the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy for the periods indicated (in thousands):

		September 30, 2024
	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Assets:
Money market funds	Level 1	$25,447	$—	$—	$25,447
Commercial paper	Level 2	58,250	44	(1)	58,293
U.S. government bonds	Level 2	192,065	929	(5)	192,989
Agency bonds	Level 2	60,421	251	(2)	60,670
Corporate debt securities	Level 2	4,636	35	(3)	4,668
U.S. Treasury securities	Level 2	25,711	13	—	25,724
Agency discount securities	Level 2	3,963	4	—	3,967
Total cash equivalents and marketable securities		$370,493	$1,276	$(11)	$371,758
Classified as:
Cash equivalents					$39,395
Marketable securities					332,363
Total cash equivalents and marketable securities					$371,758

		December 31, 2023
	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Assets:
Money market funds	Level 1	$493	$—	$—	$493
Commercial paper	Level 2	94,261	—	(55)	94,206
U.S. government bonds	Level 2	137,976	250	(142)	138,084
Agency bonds	Level 2	45,481	152	(44)	45,589
Corporate debt securities	Level 2	3,177	—	(12)	3,165
U.S. Treasury securities	Level 2	71,754	36	(1)	71,789
Agency discount securities	Level 2	7,975	1	—	7,976
Total cash equivalents and marketable securities		$361,117	$439	$(254)	$361,302
Classified as:
Cash equivalents					$98,593
Marketable securities					262,709
Total cash equivalents and marketable securities					$361,302

The valuation techniques used to measure the fair values of the Company’s Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices when available. If quoted market prices are not available, the fair value for the security is estimated under the market or income approach using pricing models with market observable inputs.

The following table summarizes the estimated fair value of investments in marketable securities by effective contractual maturity dates as of September 30, 2024 (in thousands):

Within one year	$306,129
After one year through two years	65,629
Total cash equivalents and marketable securities	$371,758

As of September 30, 2024, the Company’s marketable securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. All of the fixed-rate debt securities in a loss position are investment-grade debt securities. The Company has the intent and ability to hold such securities until recovery of the unrealized losses. Based on the Company’s assessment, the unrealized losses as of September 30, 2024 were immaterial and not related to increased credit risks associated with specific securities. No allowance for credit losses was recorded as of September 30, 2024 and December 31, 2023.

Warrant Liability

As of September 30, 2024, the Company’s only financial liability measured at fair value on a recurring basis relates to warrants to purchase up to 311,996 shares of the Company’s common stock issued in connection with the Term Loan (See Note 6). The number of warrants that become exercisable is contingent on subsequent loan advances by the Company under the Term Loan facility. As such, the warrants are not considered to be indexed to the Company’s own stock and were accounted for as a liability. The Company recorded the fair value of the warrants upon issuance using a probability-weighted scenario analysis with a Black-Scholes valuation model and is required to revalue the warrants at each reporting date with any changes in fair value recorded on the consolidated statements of operations and comprehensive loss until the exercise contingencies are resolved. The valuation of the warrants is considered under Level 3 of the fair value hierarchy, taking into account the likelihood of the warrants becoming exercisable and the fair value of the underlying common stock of the Company.

The warrants had a fair value of $0.5 million as of the issuance date and September 30, 2024, based on a Black-Scholes valuation with the following assumptions: risk-free interest rate of 3.8%, no dividends, expected volatility of 88.1% and expected term of 10.0 years.

4. Balance Sheet Components

Prepaid and other current assets consist of the following as of the periods presented (in thousands):

	September 30, 2024	December 31, 2023
Prepaid research and development	$28,762	$11,579
Prepaid taxes	373	614
Prepaid other	2,810	2,471
Deferred debt issuance costs	487	—
Total prepaid and other current assets	$32,432	$14,664

Accrued expenses consist of the following as of the periods presented (in thousands):

	September 30, 2024	December 31, 2023
Accrued research and development expenses	$11,583	$13,017
Accrued employee and related expenses	5,251	6,248
Accrued professional and legal fees	1,607	1,110
Accrued other expenses	457	155
Total accrued expenses	$18,898	$20,530

5. Commitments and Contingencies

Asset Transfer and License Agreement with Teva Pharmaceutical Industries Ltd

In April 2018, the Company concurrently entered into two Asset Transfer and License Agreements (the “Teva Agreements”) with Teva Pharmaceutical Industries Ltd (“Teva”) under which it acquired certain patents and intellectual property relating to two programs: (1) Teva’s glycoPEGylated FGF21 program including the compound TEV-47948 (pegozafermin), a glycoPEGylated long-acting FGF21 and (2) Teva’s development program of small molecule inhibitors of Fatty Acid Synthase, under which the Company did not develop product candidates, and all rights associated with the program are being returned to Teva. Pursuant to the Teva Agreements, the Company paid Teva an initial nonrefundable upfront payment of $6.0 million. Under each license agreement, the Company is required to pay Teva $2.5 million upon the achievement of a specified clinical development milestone, and additional payments totaling up to $65.0 million upon achievement of certain commercial milestones. Each milestone payment shall be payable once, upon the first occurrence of the applicable milestone. The Company is also obligated to pay Teva tiered royalties at percentages in the low-to-mid single-digits on worldwide net sales on all products containing the Teva compounds.

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

In the fourth quarter of 2023, the Company made a $2.5 million milestone payment to Teva following the achievement of a clinical development milestone under the FGF21 program in SHTG. As of September 30, 2024, the timing and likelihood of achieving any remaining milestones are uncertain. Milestone payment obligations will be recognized when payment becomes probable and reasonably estimable, which is generally upon achievement of the applicable milestone.

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

Pursuant to the Collaboration Agreement, BiBo will build the Production Facility at BiBo’s facility in the Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone to manufacture the bulk active ingredient (the “Drug Substance”) required to produce pegozafermin for commercial supply. The platform is expected to provide the Company with manufacturing capacity to meet its commercial needs. Under the Collaboration Agreement, the Company is required to pay BiBo an aggregate of $135.0 million (exclusive of applicable value-added tax) toward the construction of the Production Facility (collectively, the “Payment”), of which $81.0 million (net of applicable value-added tax) in milestone payments were paid during the three months ended September 30, 2024 and recorded in “Research and Development” in the consolidated statements of operations and comprehensive loss. The remainder of the Payment will become payable upon achievement of certain specified milestones, of which up to an additional $40.5 million of the Payment could become payable by the end of 2024. If the actual costs of the Production Facility are substantially greater than the estimated budget, the parties will negotiate a means of allocating such cost overruns.

6. Term Loan Facility

Existing Loan Agreement

In January 2023, the Company entered into a Loan and Security Agreement (the “Existing Loan Agreement”) with the lender parties thereto (the “Lenders”), K2 HealthVentures LLC as administrative agent and Ankura Trust Company, LLC as collateral agent. The Existing Loan Agreement provided for a term loan facility with a maximum aggregate principal of $100.0 million, consisting of up to four separate delayed-draw term loans (“Initial Term Loan”). Upon execution of the agreement, the Company drew $25.0 million pursuant to the Existing Loan Agreement. An additional $25.0 million expired undrawn and $50.0 million available at the Lenders’ discretion lapsed upon refinancing of the debt (discussed below). Additionally, the Lenders may elect to convert up to an aggregate of $7.5 million of the principal amount of the Initial Term Loan then outstanding into shares of the Company’s common stock at a conversion price of $12.6943 per share. Notwithstanding the debt refinancing transaction, this conversion right remains outstanding under the Loan Agreement (as defined below). The Initial Term Loan bore interest equal to the greater of (i) 8.45% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 1.25% and provided for interest-only payments through February 1, 2025. Upon prepayment or maturity, the Company was required to pay an end of term fee equal to 5.95% of the aggregate principal amount of term loans advanced. In connection with the debt refinancing transaction, the Lenders agreed to defer the payment of the existing end of term fee of $1.5 million to its originally scheduled maturity date of January 1, 2027.

In connection with the advance of the Initial Term Loan, the Company issued warrants to purchase 51,204 shares of the Company’s common stock, which remain outstanding as of September 30, 2024. The warrants became exercisable from the date of issuance and have a term of ten years with an exercise price of $9.76 per share of common stock. The Company also issued to the Lenders warrants to purchase 153,611 shares of common stock that were contingently exercisable upon funding of delayed-draw term loans. These contingently exercisable warrants were either forfeited upon expiration of the respective delayed-draw period or cancelled in connection with the debt refinancing transaction.

Amended Loan Agreement

In September 2024, the Company entered into an amendment to the Existing Loan Agreement (the “Amendment” and the Existing Loan Agreement, as amended by the Amendment, the “Loan Agreement”) increasing the maximum aggregate principal amount in delayed-draw term loans to $150.0 million (the “Term Loan”) from $100.0 million. The Loan Agreement consists of (i) a first tranche of $70.0 million, of which $35.0 million was funded at closing (including the refinancing of the existing $25.0 million principal balance outstanding) and of which an additional $35.0 million is available through June 30, 2025, (ii) a second tranche of $30.0 million available to be funded upon the achievement of a specific clinical development milestone through December 31, 2025, and (iii) a third tranche of up to $50.0 million upon the Company’s request, subject to review by the Lenders of certain information from the Company and discretionary approval by the Lenders.

The obligations of the Company under the Loan Agreement are secured by substantially all of the assets of the Company, excluding intellectual property. The Loan Agreement contains customary representations and warranties, restricts certain activities and includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. In addition, commencing January 1, 2026, the Company is required to maintain minimum unrestricted cash, cash equivalents and marketable securities equal to 5.0 times the average change in cash, cash equivalents and marketable securities measured over the trailing three-month period. As of September 30, 2024, the Company was in compliance with all covenants of the Loan Agreement.

Borrowings under the Loan Agreement mature on October 1, 2028 and provide for interest-only payments until January 1, 2027, which can be extended to January 1, 2028 upon achievement of a clinical milestone. Consecutive equal payments of principal and interest are due once the interest-only period has lapsed. The Term Loan bears interest equal to the greater of (i) 8.95% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 1.75%. On the date the debt was refinanced and on September 30, 2024, the stated interest rate on the outstanding Term Loan was 9.75%. An end of term fee of 5.95% of the aggregate principal amount of term loans advanced is also payable. The Company has the option to prepay the entire outstanding balance of borrowings under the Loan Agreement, subject to a prepayment fee ranging from 1.0% to 3.0% depending on the timing of such prepayment.

In connection with the Amendment, the Company issued warrants to purchase up to 406,951 shares of the Company’s common stock at an exercise price of $7.3719 per share that expire 10 years from the date of issuance. Of the 406,951 shares underlying the warrants issued, 94,955 shares were immediately exercisable upon the advance of $35.0 million at closing (including the refinancing of the existing $25.0 million principal balance outstanding) and met the criteria for equity classification. The remaining 311,996 shares become exercisable in proportion to future advances of term loans and were liability classified and subject to remeasurement at each reporting period (see Note 3). In addition to the conversion right carried over from the Initial Term Loan, the Lenders may elect to convert up to an additional aggregate of $5.0 million of the principal amount of the Term Loan then outstanding into shares of the Company’s common stock at a conversion price of $9.5835 per share.

The Company evaluated the debt refinancing to determine if it was an extinguishment or a modification of the debt. Due to the addition of a substantive conversion feature (it is reasonably possible that the conversion feature may be exercised and affect the manner of the debt instrument’s settlement), the Company determined that the refinancing was an extinguishment of debt. The Company measured the loss on extinguishment of debt based on the difference between the net carrying amount of the extinguished debt and the reacquisition price of the new debt, which included $0.7 million for amendment fees paid to the lender. The Company recorded a loss on extinguishment of debt in the amount of $1.5 million as a component of “Interest Expense” in the consolidated statements of operations and comprehensive loss for the three months ended September 30, 2024.

The Company assessed the embedded conversion feature and concluded that bifurcation and separate accounting as a derivative liability were not required because the feature is indexed to the Company’s own stock and meets the criteria for equity classification. The immediately exercisable warrants to purchase 94,955 shares of the Company’s common stock issued to the Lenders had a fair value of $0.6 million and was recorded as debt discount with a corresponding entry to additional paid-in capital. The contingently exercisable warrants to purchase 311,996 shares of the Company’s common stock had a fair value of $0.5 million at issuance and was recorded as deferred debt issuance costs within other current assets with a corresponding entry to warrant liability (see Note 3). The deferred debt issuance costs will be amortized to interest expense over the respective delayed-draw term loan commitment periods under the Loan Agreement.

The expected repayments of principal amounts due on borrowings as of September 30, 2024 are as follows (in thousands):

2024 (remaining three months)	$—
2025	—
2026	—
2027	18,280
2028	16,720
Total principal outstanding	35,000
Plus accumulated accretion of end of term fees	1,152
Less unamortized debt discount	(608)
Total net carrying value	35,544
Term loan, current	—
Term loan, noncurrent, net	$35,544

7. Stockholders’ Equity

Common Stock Reserved for Issuance

The Company had the following shares of common stock reserved for future issuance, on an as-if-converted basis, as of the periods presented:

	September 30, 2024	December 31, 2023
Stock options outstanding	7,454,242	4,686,577
RSUs and PSUs outstanding	1,155,462	987,550
Shares available for future grants under equity incentive plans	3,132,175	1,790,684
Shares available for future issuance under the employee stock purchase plan	2,114,176	1,207,607
Warrants to purchase common stock outstanding	517,078	10,412,806
Pre-funded warrants to purchase common stock outstanding	1,081,081	1,881,081
Conversion feature related to outstanding term loan	1,112,546	590,816
Total available for future issuance	16,566,760	21,557,121

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

During the nine months ended September 30, 2023, the Company sold 2,168,539 shares of its common stock under its 2021 ATM Facility and 2023 ATM Facility and received net proceeds of $37.1 million.

During the nine months ended September 30, 2024, the Company sold 1,396,888 shares of its common stock under the 2023 ATM Facility resulting in net proceeds of $21.0 million. There were no sales under the 2023 ATM Facility for the three months ended September 30, 2024. As of September 30, 2024, there was $104.4 million remaining for future sales under the 2023 ATM Facility.

Underwritten Public Offerings

In March 2023, the Company completed an underwritten public offering of its common stock. The Company sold 19,461,538 shares of its common stock at a public offering price of $16.25 per share and received net proceeds of $296.8 million, net of underwriting discounts and commissions of $19.0 million and other offering costs of $0.5 million.

Common Stock Warrants

As of September 30, 2024, the Company’s outstanding warrants to purchase shares of its common stock were as follows:

	Shares of Common Stock Underlying Warrants	Exercise Price Per Share	Expiration Date
Warrant issued in connection with term loan (SVB)	25,000	$22.06	June 30, 2025
Warrant issued in connection with term loan (SVB)	33,923	19.12	May 28, 2031
Warrants issued in connection with term loan facility	51,204	9.76	January 27, 2033
Warrants issued in connection with amended term loan facility	406,951	7.3719	September 30, 2034
Pre-funded warrants issued in connection with public offerings	1,081,081	0.001	Do not expire
Total outstanding	1,598,159

Warrants to purchase 2,927,570 shares of common stock were exercised during the nine months ended September 30, 2023, generating $15.6 million in cash proceeds.

Warrants to purchase 10,179,789 shares of common stock were exercised during the nine months ended September 30, 2024, generating $54.2 million in cash proceeds.

8. Stock-Based Compensation

Equity Incentive Plans

The Company has issued stock-based awards from various equity incentive and stock purchase plans, as more fully described in Note 8—Stock-Based Compensation of the Company’s Notes to Consolidated Financial Statements section in its Annual Report on Form 10-K for the year ended December 31, 2023.

On September 23, 2024, the Company’s board of directors approved the Amended and Restated 2023 Inducement Plan (the “Amended and Restated 2023 Inducement Plan”) to increase the number of shares reserved for issuance under the 2023 Inducement Plan from 1,500,000 shares of the Company’s common stock to 2,500,000 without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules.

Equity Incentive Plans Activity

Stock Options

The following table summarizes stock option activity under the Company’s equity incentive plans for the nine months ended September 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2023	4,686,577	$14.11	7.9	$11,712
Granted	3,108,400	9.65
Exercised	(46,003)	3.08
Forfeited	(294,732)	12.47
Balance outstanding as of September 30, 2024	7,454,242	$12.38	8.0	$5,484
Exercisable as of September 30, 2024	2,957,728	$14.90	6.5	$4,568

The fair value of stock option awards granted for the periods indicated was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30,
	2024	2023
Expected term (years)	5.5–6.1	5.5–6.1
Expected volatility	86.5–91.5%	91.6–99.2%
Risk-free interest rate	3.5–4.6%	3.4–4.6%
Expected dividend	—	—

As of September 30, 2024, total unrecognized stock-based compensation expense related to unvested stock options was $31.4 million, which is expected to be recognized over a weighted-average period of 2.8 years.

RSU and PSUs

The following table summarizes RSU and PSU activity for the nine months ended September 30, 2024:

	RSUs		PSUs
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance outstanding as of December 31, 2023	688,382	$10.72	299,168	$5.96
Granted	681,950	9.90	192,000	9.98
Vested	(479,157)	8.95	(159,168)	7.00
Forfeited	(52,713)	8.72	(15,000)	9.98
Balance outstanding as of September 30, 2024	838,462	$11.19	317,000	$7.68

As of September 30, 2024, total unrecognized stock-based compensation expense related to RSUs and PSUs was $8.9 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense for the periods indicated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$2,327	$1,938	$6,984	$5,136
General and administrative	2,935	2,443	8,445	6,933
Total stock-based compensation	$5,262	$4,381	$15,429	$12,069

9. Net Loss Per Share

The following table presents the weighted-average shares outstanding used to calculate basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock	105,994,116	75,536,050	99,508,709	67,162,848
Pre-funded warrants	1,081,081	800,000	1,431,446	800,000
Total	107,075,197	76,336,050	100,940,155	67,962,848

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods indicated due to their anti-dilutive effect:

	September 30,
	2024	2023
Stock options outstanding	7,454,242	4,679,027
RSUs and PSUs outstanding	1,155,462	987,550
Warrants to purchase common stock	517,078	10,412,805
Conversion feature related to outstanding term loan	1,112,546	590,816
ESPP shares issuable	26,522	9,758
Total	10,265,850	16,679,956

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

MASH is a severe form of metabolic dysfunction-associated steatotic liver disease, previously known as nonalcoholic fatty liver disease, and is characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma and death. In 2020 and 2022, we presented positive topline results from our Phase 1b/2a trial of pegozafermin in MASH patients, which have informed the advancement of our subsequent clinical strategy in MASH. In our Phase 2b ENLIVEN trial of pegozafermin in MASH patients, patients received weekly doses or an every-two-week dose of pegozafermin or placebo for 24 weeks followed by a blinded extension phase of an additional 24 weeks for a total treatment period of 48 weeks. We reported topline 24-week data from ENLIVEN in March 2023. The 44 mg every-two-week and the 30 mg weekly dose groups both met, with high statistical significance, both of the primary histology endpoints per the U.S. Food and Drug Administration (“FDA”) guidance definitions on endpoints for accelerated approval in non-cirrhotic MASH patients. In September 2023, the FDA granted Breakthrough Therapy Designation to pegozafermin in patients with MASH. In addition, in March 2024, the EMA granted Priority Medicines (“PRIME”) designation to pegozafermin in patients with MASH, based on clinical data from the Phase 2b ENLIVEN trial. In November 2023, we announced positive topline data from the blinded extension phase of our Phase 2b ENLIVEN trial at 48 weeks. Both the 44 mg every-two-week and 30 mg weekly dose groups demonstrated statistically significant improvements across Non-Invasive Tests (“NITs”) representing key markers of liver health. The benefits observed at week 48 represented by NITs were consistent with the histology and NITs results observed at week 24, indicating sustained benefits over time.

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

In April 2024, we entered into a collaboration agreement (the “Collaboration Agreement”) with BiBo Biopharma Engineering Co., Ltd., pursuant to which BiBo will construct a production facility specifically designed to supply us with pegozafermin for commercialization, if approved (the “Production Facility”). Pursuant to the Collaboration Agreement, BiBo will build the Production Facility at BiBo’s facility in the Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone to manufacture the bulk active ingredient (the “Drug Substance”) required to produce pegozafermin for commercial supply. The platform is expected to provide us with manufacturing capacity to meet our commercial needs.

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

We have incurred net losses since our inception. Our net losses for the nine months ended September 30, 2024 and 2023 were $248.7 million and $102.0 million, respectively. As of September 30, 2024, we had an accumulated deficit of $706.2 million. We expect to continue to incur significant expenses and increasing operating losses as we advance pegozafermin and any future product candidates through clinical trials, seek regulatory approval for pegozafermin and any future product candidates, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, protect our intellectual property, prepare for and, if approved, proceed to commercialization of pegozafermin and any future product candidates, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Based on our current operating plan, we expect our existing cash, cash equivalents and marketable securities of $423.8 million as of September 30, 2024 will be sufficient to fund our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (“SEC”).

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

Results of Operations

Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	Three months ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$141,441	$31,417	$110,024
General and administrative	10,497	7,928	2,569
Total operating expenses	151,938	39,345	112,593
Loss from operations	(151,938)	(39,345)	(112,593)
Interest expense	(2,362)	(959)	(1,403)
Interest income and other, net	5,431	5,579	(148)
Net loss before tax	$(148,869)	$(34,725)	$(114,144)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Three months ended September 30,
	2024	2023	Change
Contract manufacturing	$106,395	$14,517	$91,878
Clinical development	25,999	10,447	15,552
Personnel-related expenses	8,324	5,948	2,376
Other expenses	723	505	218
Total research and development expenses	$141,441	$31,417	$110,024

Research and development expenses increased by $110.0 million for the three months ended September 30, 2024 compared to the same period in 2023. The change in research and development expenses was primarily driven by an increase of $91.9 million in contract manufacturing costs, of which $81.0 million (net of applicable value-added tax) in milestone payments were incurred under the Collaboration Agreement to secure manufacturing capacity to produce pegozafermin for our commercial needs, and an increase of $15.6 million in clinical development costs primarily related to the conduct of two Phase 3 clinical trials, ENLIGHTEN-Fibrosis and ENLIGHTEN-Cirrhosis. Also contributing to the change was an increase in personnel-related expenses of $2.4 million including stock-based compensation driven by higher headcount.

General and Administrative Expenses

General and administrative expenses increased by $2.6 million for the three months ended September 30, 2024 compared to the same period in 2023. The change in general and administrative expenses was primarily attributable to an increase of $1.4 million in personnel-related expenses including stock-based compensation driven by higher headcount, an increase of $0.6 million in professional fees and an increase of $0.6 million in facilities and other expenses.

Interest Expense

Interest expense increased by $1.4 million for the three months ended September 30, 2024 compared to the same period in 2023 and was primarily attributable to a loss on extinguishment of debt as we refinanced our existing term loan.

Interest Income and Other, Net

Interest income and other, net remained relatively flat for the three months ended September 30, 2024 compared to the same period in 2023 as interest income from higher market interest rates was offset by a decrease in the average invested balances compared to the same period in 2023.

Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	Nine months ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$233,734	$88,638	$145,096
General and administrative	28,917	21,360	7,557
Total operating expenses	262,651	109,998	152,653
Loss from operations	(262,651)	(109,998)	(152,653)
Interest expense	(4,099)	(3,928)	(171)
Interest income and other, net	18,460	11,972	6,488
Net loss before tax	$(248,290)	$(101,954)	$(146,336)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Nine months ended September 30,
	2024	2023	Change
Contract manufacturing	$144,764	$37,652	$107,112
Clinical development	62,872	33,501	29,371
Personnel-related expenses	23,904	16,263	7,641
Other expenses	2,194	1,222	972
Total research and development expenses	$233,734	$88,638	$145,096

Research and development expenses increased by $145.1 million for the nine months ended September 30, 2024 compared to the same period in 2023. The change in research and development expenses was primarily driven by an increase of $107.1 million in contract manufacturing costs, of which $81.0 million (net of applicable value-added tax) in milestone payments related to costs incurred under the Collaboration Agreement to secure manufacturing capacity to produce pegozafermin for our commercial needs, and an increase of $29.4 million in clinical development costs primarily due to our initiation of two Phase 3 clinical trials, ENLIGHTEN-Fibrosis and ENLIGHTEN-Cirrhosis. Also contributing to the change was an increase in personnel-related expenses of $7.6 million including stock-based compensation driven by higher headcount.

General and Administrative Expenses

General and administrative expenses increased by $7.6 million for the nine months ended September 30, 2024 compared to the same period in 2023. The change in general and administrative expenses was primarily attributable to an increase of $4.1 million in personnel-related expenses including stock-based compensation driven by higher headcount, an increase of $2.0 million in professional fees and an increase of $1.5 million in facilities and other expenses.

Interest Expense

Interest expense increased by $0.2 million for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to an increase in loss on extinguishment of debt.

Interest Income and Other, Net

Interest income and other, net increased by $6.5 million for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily driven by a change in market interest rates and higher average invested balances.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $423.8 million and an accumulated deficit of $706.2 million.

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

During the nine months ended September 30, 2023, we sold 2,168,539 shares of our common stock under our 2021 ATM Facility and 2023 ATM Facility and received net proceeds of $37.1 million.

During the nine months ended September 30, 2024, we sold 1,396,888 shares of our common stock under the 2023 ATM Facility resulting in net proceeds of $21.0 million. However, there were no sales under the 2023 ATM Facility for the three months ended September 30, 2024. As of September 30, 2024, there was $104.4 million remaining for future sales under the 2023 ATM Facility.

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

Exercises of Common Stock Warrants

Warrants to purchase 2,927,570 shares of common stock were exercised during the nine months ended September 30, 2023, generating $15.6 million in cash proceeds.

Warrants to purchase 10,179,789 shares of common stock were exercised during the nine months ended September 30, 2024, generating $54.2 million in cash proceeds.

Term Loan Facility

In January 2023, we entered into a Loan and Security Agreement (the “Existing Loan Agreement”) with the lender parties thereto (the “Lenders”), K2 HealthVentures LLC as administrative agent and Ankura Trust Company, LLC as collateral agent. The Existing Loan Agreement provided for a term loan facility with a maximum aggregate principal of $100.0 million, consisting of up to four separate delayed-draw term loans (“Initial Term Loan”). Upon execution of the agreement, we drew $25.0 million pursuant to the Existing Loan Agreement. An additional $25.0 million expired undrawn and $50.0 million available at the Lenders’ discretion lapsed upon refinancing of the debt (discussed below).

In September 2024, we entered into an amendment to the Existing Loan Agreement (the “Amendment” and the Existing Loan Agreement, as amended by the Amendment, the “Loan Agreement”) increasing the maximum aggregate principal amount in delayed-draw term loans to $150.0 million (the “Term Loan”) from $100.0 million. The Loan Agreement consists of (i) a first tranche of $70.0 million, of which $35.0 million was funded at closing (including the refinancing of the existing $25.0 million principal balance outstanding) and of which an additional $35.0 million is available through June 30, 2025, (ii) a second tranche of $30.0 million available to be funded upon the achievement of a specific clinical development milestone through December 31, 2025, and (iii) a third tranche of up to $50.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders.

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

Based on our current operating plan, we expect our existing cash, cash equivalents and marketable securities of $423.8 million as of September 30, 2024 will be sufficient to fund our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. However, our operating plans and other demands on our cash resources may change as a result of many factors, and we may seek additional funds sooner than planned. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine months ended September 30,
	2024	2023
Net cash (used in) provided by
Operating activities	$(246,243)	$(94,893)
Investing activities	(60,688)	(59,376)
Financing activities	82,181	350,940
Net change in cash and cash equivalents	$(224,750)	$196,671

Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities of $246.2 million reflects a net loss of $248.7 million and a net change of $7.6 million in operating assets and liabilities, partially offset by aggregate noncash charges of $10.1 million. The net loss was driven by milestone payments of $81.0 million (net of applicable value-added tax) made to our contract manufacturing partner, BiBo, under the Collaboration Agreement to secure manufacturing capacity to produce pegozafermin for our commercial needs. Noncash charges primarily included stock-based compensation expense of $15.4 million, a loss on extinguishment of debt of $1.5 million related to the refinancing of a term loan, noncash operating lease expense of $0.5 million and amortization of debt discount and accretion of deferred debt costs of $0.5 million, offset in part by net accretion of discounts on investments in marketable securities of $7.9 million. The net change in operating assets and liabilities used cash of $7.6 million and was primarily due to an increase in prepaid and other assets of $17.2 million as we made prepayments related to the initiation of two Phase 3 clinical trials, ENLIGHTEN-Fibrosis and ENLIGHTEN-Cirrhosis, partially offset by a net increase in accounts payable and accrued expenses of $9.8 million driven by timing of payments made and an increase in services rendered by contract research organizations and contract manufacturing organizations in connection with the Phase 3 clinical trials.

For the nine months ended September 30, 2023, net cash used in operating activities of $94.9 million reflects a net loss of $102.0 million and a net change of $2.8 million in operating assets and liabilities, partially offset by aggregate noncash charges of $9.8 million. Noncash charges primarily included stock-based compensation expense of $12.1 million, a loss on extinguishment of debt of $1.2 million related to the repayment of a term loan, amortization of debt discount and accretion of the final payment fee related to our term loan facility of $0.7 million, offset in part by net accretion of discounts on investments in marketable securities of $4.3 million. The change in our operating assets and liabilities was primarily attributable to a $3.2 million increase in prepaid and other assets due to higher contract manufacturing costs related to manufacturing and scale-up related spend, partially offset by a net increase of $0.6 million in accounts payable and accrued expenses due to the timing of payments.

Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities was $60.7 million, which consisted of $313.1 million in purchases of marketable securities, offset by $252.4 million in proceeds from sales and maturities of marketable securities.

For the nine months ended September 30, 2023, net cash used in investing activities was $59.4 million, which consisted of $216.8 million in purchases of marketable securities, offset by $157.4 million in proceeds from sales and maturities of marketable securities.

Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $82.2 million, which primarily consisted of proceeds of $54.2 million from the exercise of common stock warrants, net proceeds of $21.0 million pursuant to the sale of our common stock under our 2023 ATM Facility, and net proceeds of $9.3 million from borrowings under the Loan Agreement. This was offset in part by payments for employee withholding taxes of $2.6 million related to net share settlement upon vesting of restricted stock units.

For the nine months ended September 30, 2023, net cash provided by financing activities was $350.9 million, which primarily consisted of net proceeds of $296.8 million from the sale of common stock in public offerings, net proceeds of $37.1 million pursuant to the sale of common stock under our 2021 ATM Facility and 2023 ATM Facility, net proceeds of $24.4 million from borrowings under the Existing Loan Agreement, and proceeds of $15.6 million from the exercise of common stock warrants. This was offset in part by the repayment in full of $21.4 million on a term loan, including prepayment and end of term fees and payments for employee withholding taxes of $2.3 million related to net share settlement upon vesting of restricted stock units.

Contractual Obligations and Commitments

Debt Obligations

As of September 30, 2024, the outstanding principal amount of $35.0 million under our Loan Agreement is scheduled to mature on October 1, 2028 and provides for interest-only payments until January 1, 2027, which can be extended to January 1, 2028 upon achievement of a clinical milestone. For additional information regarding the terms of the debt and interest payable, see Note 6 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Asset Transfer and License Agreement with Teva Pharmaceutical Industries Ltd

In April 2018, we concurrently entered into two Asset Transfer and License Agreements (the “Teva Agreements”) with Teva Pharmaceutical Industries Ltd (“Teva”) under which we acquired certain patents and intellectual property relating to two programs: (1) Teva’s glycoPEGylated FGF21 program including the compound TEV-47948 (pegozafermin), a glycoPEGylated long-acting FGF21 and (2) Teva’s development program of small molecule inhibitors of Fatty Acid Synthase, under which we did not develop product candidates, and all rights associated with the program are being returned to Teva. Pursuant to the Teva Agreements, we paid Teva an initial nonrefundable upfront payment of $6.0 million. Under each license agreement, we are required to pay Teva $2.5 million upon the achievement of a specified clinical development milestone, and additional payments totaling up to $65.0 million upon achievement of certain commercial milestones. Each milestone payment shall be payable once, upon the first occurrence of the applicable milestone. We are also obligated to pay Teva tiered royalties at percentages in the low-to-mid single-digits on worldwide net sales on all products containing the Teva compounds.

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

In the fourth quarter of 2023, we made a $2.5 million milestone payment to Teva following the achievement of a clinical development milestone under the FGF21 program in SHTG. As of September 30, 2024, the timing and likelihood of achieving any remaining milestones are uncertain. Milestone payment obligations will be recognized when payment becomes probable and reasonably estimable, which is generally upon achievement of the applicable milestone.

Production Facility Funding Commitments

On April 4, 2024, we entered into the Collaboration Agreement. Pursuant to the Collaboration Agreement, BiBo will build the Production Facility at BiBo’s facility in the Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone to manufacture the Drug Substance required to produce pegozafermin for commercial supply. The platform is expected to provide us with manufacturing capacity to meet our commercial needs. Under the Collaboration Agreement, we are required to pay BiBo an aggregate of $135.0 million (exclusive of applicable value-added tax) toward the construction of the Production Facility (collectively, the “Payment”), of which $81.0 million (net of applicable value-added tax) in milestone payments were paid during the three months ended September 30, 2024 and recorded in “Research and Development” in the consolidated statements of operations and comprehensive loss. The remainder of the Payment will become payable upon achievement of certain specified milestones, of which up to an additional $40.5 million of the Payment could become payable by the end of 2024. If the actual costs of the Production Facility are substantially greater than the estimated budget, the parties will negotiate a means of allocating such cost overruns.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
Unstable market and economic conditions, inflation, fluctuations in interest rates, natural disasters, public health crises, political crises, geopolitical events, such as the crisis in Ukraine and Israel, or other macroeconomic conditions, may have serious adverse consequences on our business and financial condition.
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

We will require additional capital to discover, develop, obtain regulatory approval for and commercialize pegozafermin and any future product candidates. Our ability to complete new and ongoing clinical trials for pegozafermin may be subject to our ability to raise additional capital. We do not have any committed external source of funds other than as a result of any sales that we may make pursuant to the Sales Agreement for our 2023 ATM Facility and proceeds from our Loan Agreement, which are subject to the achievement of certain milestones and/or consent of the lenders. We may also receive additional funds from the exercise of outstanding warrants. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small biotechnology companies, like 89bio, and broader macroeconomic factors may preclude us from successfully raising additional capital.

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

Pursuant to the Collaboration Agreement, BiBo will build the Production Facility at BiBo’s facility in the Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone to manufacture the Drug Substance required to produce pegozafermin for commercial supply. The platform is expected to provide us with manufacturing capacity to meet our commercial needs. Under the Collaboration Agreement, we are required to pay BiBo an aggregate of $135.0 million (exclusive of applicable value-added tax) toward the construction of the Production Facility, of which $81.0 million (net of applicable value-added tax) in milestone payments were paid during the three months ended September 30, 2024. The remainder of the Payment will become payable upon achievement of certain specified milestones, of which up to an additional $40.5 million of the Payment could become payable by the end of 2024. If the actual costs of the Production Facility are substantially greater than the estimated budget, the parties will negotiate a means of allocating such cost overruns. We may be ultimately responsible for a substantial portion of such overruns and it could negatively impact our financial condition and results of operations. We cannot guarantee that BiBo will complete or make operational the Production Facility in a timely manner or at all.

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

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop our product candidates and commercialize any products that receive regulatory approval on a timely basis. Supply chain issues, including those resulting from the ongoing war in Ukraine and the acts of piracy and military unrest in the Red Sea, may affect our third-party vendors and cause delays. Furthermore, since we have engaged a manufacturer located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the legislation or policies of the United States, including the proposed BIOSECURE bill, or Chinese governments, political unrest or unstable economic conditions in China. For example, WuXi Biologics is identified in the proposed U.S. legislation known as the BIOSECURE Act as a biotechnology “company of concern.” The current version of the BIOSECURE Act introduced in the House of Representatives would prohibit federal agencies from entering into procurement contracts with, as well as providing grants and loans to, an entity that uses biotechnology equipment or services from a biotechnology company of concern, and includes a grandfathering provision allowing biotechnology equipment and services provided or produced by named “biotechnology companies of concern” under a contract or agreement entered into before the effective date until January 1, 2032. The pathway and timing for the BIOSECURE Act or its provisions to become law are uncertain, although the bill was passed in the House of Representatives on September 9, 2024. Foreign CMOs may be subject to U.S. legislation, including the proposed BIOSECURE bill, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. These and other risks associated with our collaboration with BiBo, based in China, may materially adversely affect our ability to attain or maintain quantities of pegozafermin needed for commercialization, if approved. In addition, we have agreed to arbitrate claims related to the Collaboration Agreement with BiBo in Shanghai under the laws of the People’s Republic of China, which may limit our ability to enforce our contractual rights against BiBo. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the UK, could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause it to delay our clinical development programs. Furthermore, if the BIOSECURE bill is passed and one or more of our collaborators in China is deemed to be a biotechnology company of concern, our operations and financial condition may be negatively impacted as a result of any delays or increased costs arising from the trade restrictions and other foreign regulatory requirements affecting such collaborators. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. For example, in the event that we need to switch our third-party manufacturer of pegozafermin from BTPH or BiBo, which are our primary manufacturing sources for pegozafermin, we anticipate that the complexity of the glycoPEGylation manufacturing process may materially impact the amount of time it may take to secure a replacement manufacturer. The delays associated with the verification of a new manufacturer, if we are able to identify an alternative source, could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

Unstable market and economic conditions, inflation, fluctuation in interest rates, natural disasters, public health crises, political crises, geopolitical events, such as the crisis in Ukraine and Israel, or other macroeconomic conditions, may have serious adverse consequences on our business and financial condition.

The global economy, including credit and financial markets, have experienced extreme volatility and disruptions at various points over the last few decades, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, fluctuating interest rates, and uncertainty about economic stability. For example, public health crises have resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. In addition, the Federal Reserve has previously raised interest rates multiple times in response to concerns about inflation and it may raise them again. Fluctuation in interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflicts between Russia and Ukraine and between Israel and surrounding areas and the rising tensions between China and Taiwan have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our service providers, manufacturers or other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of our common stock. In addition, we have filed a registration statement registering under the Securities Act the shares of our common stock reserved for issuance under our 2019 Plan and the Amended and Restated 2023 Inducement Plan, including shares issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Further, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt or equity securities.

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

As of September 30, 2024, our executive officers, directors and other holders of 5% or more of our common stock beneficially owned a majority of our outstanding common stock. As a result, our executive officers, directors and other holders of 5% or more of our common stock, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, executive officers and other holders of 5% or more of our common stock, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

On July 1, 2024, Quoc Le-Nguyen, Chief Technical Operations Officer of the Company, entered into a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K). Mr. Le-Nguyen’s plan provides for the sale of up to 64,708 shares of the Company’s common stock. The trading arrangement terminates on July 15, 2025, or upon the earlier sale of all shares pursuant to the trading arrangement.

During the fiscal quarter ended September 30, 2024, no other director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

2.1

Contribution and Exchange Agreement, dated as of September 17, 2019, by and among 89Bio Ltd., the Company and its shareholders (filed with the SEC as Exhibit 2.1 to the Company’s Form S-1 filed on October 11, 2019).

3.1	Second Amended and Restated Certificate of Incorporation (filed with the SEC as Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2019).

3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of 89bio, Inc. (filed with the SEC as Exhibit 3.1 to the Company’s Form 8-K filed on June 9, 2023).

3.3	Third Amended and Restated Bylaws of the Company (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2023).

4.1	Specimen common stock certificate of the registrant (filed with the SEC as Exhibit 4.1 to the Company’s Form S-1/A filed on October 28, 2019).

4.2	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with SEC as Exhibit 4.1 to the Company’s Form 8-K filed on April 13, 2020).

4.3	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 4, 2021).

4.4	Form of Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Form 8-K filed on July 1, 2022).

4.5	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.2 to the Company’s Form 8-K filed on July 1, 2022).

4.6	Form of Warrant to Purchase Common Stock for K2 HealthVentures LLC (filed with the SEC as Exhibit 4.1 to the Company’s Form 8-K/A filed on February 2, 2023).

4.7	Form of Warrant to Purchase Common Stock for K2 HealthVentures LLC (filed with the SEC as Exhibit 4.1 to the Company’s Form 8-K/A filed on October 3, 2024).

4.8	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2023).

10.1*†+	Executive Employment Offer Letter, dated July 31, 2024, by and between the Company and Francis Sarena.

10.2*	Office Sublease by and between 89bio, Inc. and Sender, Inc., dated as of October 20, 2023.

10.3*†	Amendment to Loan and Security Agreement, dated as of September 30, 2024, among the Company, 89bio Management, Inc., 89Bio Ltd., K2 HealthVentures LLC and Ankura Trust Company, LLC.

10.4*+	Amended and Restated 2023 Inducement Plan.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

89bio, Inc.

Date: November 7, 2024	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer (principal executive officer)

Date: November 7, 2024	By:	/s/ Ryan Martins
Ryan Martins Chief Financial Officer
(principal financial and accounting officer)