Form 10-K
period 2024-12-31
89bio, Inc.
filed 2025-02-27
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the closing price of such stock on The Nasdaq Global Market on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $722.4 million. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of February 24, 2025 was 145,984,182.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2025 Annual Meeting of Stockholders, to be held on or about May 28, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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
•
our estimates regarding expenses, future revenue, capital requirements, needs for additional financing, and the sufficiency of our existing cash, cash equivalents and marketable securities;
•
our ability to obtain additional capital;
•
supply chain interruptions, delays in patient enrollment or other delays in our clinical trials;
•
our ability to identify additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;
•
the rate and degree of market acceptance and clinical utility of pegozafermin or any future product candidates, if approved;
•
our commercialization, marketing and manufacturing capabilities and strategy;
•
the expected potential benefits of strategic collaboration with third parties and our ability to attract collaborators with development, regulatory and commercialization expertise;
•
substantial competition in our industry and with respect to the product candidates that we are developing;
•
regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•
our intellectual property position;
•
loss of key members of management;
•
failure to successfully execute our growth strategy, including any delays in our planned future growth;
•
our inability to comply with, and the effect on our business of, evolving legal standards and regulations, including concerning data protection and consumer privacy and sustainability;
•
geopolitical instability, such as the ongoing conflict in Ukraine, the conflict in Israel and surrounding areas and the rising tensions between China and Taiwan, and the macroeconomic environment, including inflationary pressures, general economic slowdown or a recession, rising interest rates, changes in monetary policy, instability in financial institutions, and changes in trade policies, including tariffs or other trade restrictions or the threat of such actions;
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

MASH is a severe form of metabolic dysfunction-associated steatotic liver disease (“MASLD”), previously known as nonalcoholic fatty liver disease, and is characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, hepatocellular carcinoma (“HCC”) and death. In 2020 and 2022, we presented positive topline results from our Phase 1b/2a trial of pegozafermin in MASH patients. In March 2023, we reported positive topline 24-week data from our Phase 2b ENLIVEN trial of pegozafermin including fibrosis benefits in both non-cirrhotic (F2-F3) and compensated cirrhotic (F4) MASH patients. In the ENLIVEN trial, patients received weekly doses or an every-two-week dose of pegozafermin or placebo for 24 weeks followed by a blinded extension phase of an additional 24 weeks for a total treatment period of 48 weeks. The 44 mg every-two-week and the 30 mg weekly dose groups both met, with high statistical significance, both of the primary histology endpoints per the U.S. Food and Drug Administration (“FDA”) guidance definitions on endpoints for accelerated approval in non-cirrhotic MASH patients. In September 2023, the FDA granted Breakthrough Therapy designation to pegozafermin in patients with MASH. In November 2023, we announced positive topline data from the blinded extension phase of our ENLIVEN trial at 48 weeks. Both the 44 mg every-two-week and 30 mg weekly dose groups demonstrated statistically significant improvements across Non-Invasive Tests (“NITs”) representing key markers of liver health. The benefits observed at week 48 represented by NITs were consistent with the histology and NITs results observed at week 24, indicating sustained benefits over time.

In December 2023, we held successful end-of-Phase 2 meetings with the FDA, supporting the advancement of pegozafermin into a Phase 3 program and future biologics license application (“BLA”) filing. We also received scientific advice from the European Medicines Agency (“EMA”), which generally aligned with the feedback from the FDA. In March 2024, the EMA granted Priority Medicines (“PRIME”) designation to pegozafermin in patients with MASH based on clinical data from the ENLIVEN trial.

The Phase 3 program (ENLIGHTEN) is comprised of two Phase 3 trials evaluating pegozafermin in patients with MASH: (i) ENLIGHTEN-Fibrosis, in patients with fibrosis stage F2-F3 (F2-F3), which we initiated in March 2024, and (ii) ENLIGHTEN-Cirrhosis, in patients with compensated cirrhosis (F4), which we initiated in May 2024.

We expect to report topline data from the histology cohorts of the ENLIGHTEN-Fibrosis and the ENLIGHTEN-Cirrhosis trial in the first half of 2027 and in 2028 respectively. These data are intended to support the filing for accelerated approval and conditional approval for non-cirrhotic (F2-F3) and compensated cirrhotic (F4) MASH in the United States and Europe, based on previously obtained alignment with the FDA and EMA.

We are also developing pegozafermin for the treatment of SHTG. In June 2022, we announced positive topline results from the Phase 2 trial of pegozafermin in SHTG patients (ENTRIGUE). SHTG is a condition identified by severely elevated levels of triglycerides (≥500 mg/dL), which is associated with an increased risk of MASH, cardiovascular events and acute pancreatitis. The ENTRIGUE trial met its primary endpoint demonstrating statistically significant and clinically meaningful reductions in triglycerides from baseline and key secondary endpoints. We received feedback from the FDA supporting the advancement of pegozafermin and initiated our Phase 3 trial in SHTG patients (ENTRUST), the first of two recommended Phase 3 trials, in the second quarter of 2023. In December 2024, we completed enrollment in the ENTRUST trial with a total of 369 patients. We expect to report topline data from this trial in the first quarter of 2026. Safety data from the ongoing SHTG Phase 3 program is expected to support the safety database requirements for MASH and vice versa.

FGF21 is an anti-fibrotic metabolic hormone that regulates energy expenditure and glucose and lipid metabolism. FGF21 analogs represent a promising class of drugs to treat MASH, because they not only address the liver manifestations, but also have an effect on the multiple co-morbidities that worsen MASH. The FGF21 class of drugs have shown the ability to reverse fibrosis in patients with compensated cirrhosis marking it the first class of drugs to show this benefit in this patient population, who have the highest unmet need in MASH. FGF21 generates an on-target effect to increase adiponectin, a hormone released from adipose tissue that, among other functions, can suppress development and progression of hepatic fibrosis. It is also thought to exert effects on liver fibrosis by improving metabolic regulation, which reduces ongoing liver injury thus giving the liver time to heal. However, FGF21 in its native form suffers from a short half-life and a tendency to aggregate in solution, both of which impact its suitability as a viable drug. To address these challenges, we have specifically engineered pegozafermin to extend the half-life of the molecule while maintaining potency and thereby the clinical benefits of FGF21.

Pegozafermin may be a differentiated FGF21 therapy based on its robust and durable biological effects, a favorable tolerability profile and its potential for every-two-week dosing. Given its ability to address the key liver pathologies in MASH, as well as the underlying metabolic dysregulation in MASH patients, pegozafermin has the potential to become a backbone of treatment in MASH, including in compensated cirrhotic (F4) patients. Pegozafermin is the only FGF21 analog being developed for the treatment of SHTG and its broad metabolic effects could potentially differentiate it from competitors in this market. Pegozafermin has a long half-life which allows convenient weekly or every-two-week dosing and is currently the only FGF21 analog being tested in Phase 3 trials with every-two-week dosing. The convenient dosing regimen may support adoption and compliance amongst patients living with these chronic and generally asymptomatic diseases. Pegozafermin is self-administered by patients subcutaneously in a liquid formulation using a pre-filled syringe.

Our Strategic Priorities

Our goal is to become a leading biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases by focusing on our strategic priorities, which include rapidly advancing pegozafermin through clinical development for the treatment of MASH, progressing the development of pegozafermin for the treatment of SHTG, scaling-up and optimizing the manufacturing of pegozafermin and establishing a commercial infrastructure in key geographies.

Our Focus on Liver and Cardio-Metabolic Disease

We are focused on developing and commercializing therapeutic interventions that have a clinically meaningful impact on patients with liver and cardio-metabolic diseases. These diseases, including MASH and SHTG, represent leading global causes of morbidity and mortality. Despite a wave of public health campaigns to promote better diet and exercise habits and a range of treatment options available for many of these diseases, there is a significant unmet medical need for more effective therapies to improve patient outcomes and reduce the burden on global healthcare systems.

We are currently developing our lead product candidate, pegozafermin, a specifically engineered glycoPEGylated analog of FGF21, for the treatment of MASH and SHTG. We believe pegozafermin is an ideal candidate for the treatment of MASH based on its ability to address the key liver pathologies in MASH through the reversal of fibrosis and cirrhosis, as well as its ability to address the underlying metabolic dysregulation in MASH patients, its favorable tolerability profile, and its potential for a longer dosing interval. Multiple epidemiological studies have linked MASLD to increased cardiovascular disease, concluding that the majority of deaths among MASLD patients are attributable to cardiovascular disease. As a result, we believe it is important that new therapeutics options for MASH address the underlying cardiovascular and metabolic dysregulations in these patients. We are also developing pegozafermin for the treatment of SHTG given the potential of pegozafermin to meaningfully reduce triglycerides. Pegozafermin may have a competitive differentiation from approved therapies and other molecules in development based on its impact on improving liver fat and other metabolic markers in addition to triglyceride reduction.

Disease Overview – MASH

MASH, a severe form of MASLD, is characterized histologically by the additional presence of inflammation and hepatocellular injury such as visible ballooning and has a significantly worse prognosis, with the potential to progress to liver fibrosis, cirrhosis or HCC.

MASH represents a large and rapidly growing problem in the United States and worldwide. Diagnoses have been on the rise and are expected to increase dramatically in the next decade. The prevalence of MASLD, which affects approximately 25% of the global population, and MASH, which develops in approximately 20% to 25% of MASLD patients, is driven primarily by the worldwide obesity epidemic. As a result, the prevalence of MASH has increased significantly in recent decades, paralleling similar trends in the prevalence of obesity, insulin resistance and Type 2 diabetes. The prevalence of these conditions is expected to increase further in view of the unhealthy nutrition habits, such as consumption of a diet high in fructose, sucrose and saturated fats, and sedentary behavior that characterize modern lifestyle. While increased use of incretin-based therapies will likely reduce the overall prevalence of MASH, we anticipate the target patient population to be treated to increase as diagnosis rates will increase with the approval of new therapies. In 2024, Rezdiffra™, developed by Madrigal Pharmaceuticals, Inc., received regulatory approval for the treatment of non-cirrhotic MASH.

The critical pathophysiologic mechanisms underlying the development and progression of MASH include reduced ability to handle lipids, increased insulin resistance, injury to hepatocytes and liver fibrosis in response to hepatocyte injury. MASH patients have an excessive accumulation of fat in the liver resulting primarily from a caloric intake above and beyond energy needs. A healthy liver contains less than 5% fat, but a liver in someone with MASH can contain more than 20% fat. This abnormal liver fat contributes to the progression to MASH, a liver necro-inflammatory state, that can lead to scarring, also known as fibrosis, and, for some, can progress to cirrhosis and liver failure—cirrhosis develops in approximately 20% to 45% of patients. In some cases, cirrhosis progresses to decompensated cirrhosis with attendant severe morbidity and risk of death from end stage liver disease. In addition, it is estimated that 8% of patients with advanced fibrosis will develop HCC. MASH is a complex, multifaceted disease that doesn’t just affect the liver. Patients with MASH frequently have other significant metabolic co-morbidities such as obesity, hyperglycemia, dyslipidemia and systemic hypertension (a constellation of which is commonly referred to as metabolic syndrome) and these further contribute to the risk of cardiovascular disease.

Disease Overview – SHTG

We are also developing pegozafermin for the treatment of SHTG. Hypertriglyceridemia (“HTG”) is characterized by elevated fasting plasma triglyceride levels > 200 mg/dL and SHTG is typically defined as triglyceride levels of ≥ 500 mg/dL. SHTG is associated with an increased risk of MASLD, MASH and cardiovascular diseases, as well as acute pancreatitis, accounting for up to 10% of all acute pancreatitis episodes. A third-party study utilizing an omega-3 fatty acid (“omega-3 FA”) demonstrated the linkage between a reduction in triglycerides and favorable cardiovascular clinical outcomes.

It is estimated that there are 4 million patients in the United States with triglyceride levels of ≥ 500 mg/dL of which approximately 800,000 patients are inadequately treated with existing therapies and are thereby at increased risk for acute pancreatitis and atherosclerotic cardiovascular events. Of these patients, it is estimated that up to 100% have clinically meaningful hepatic fat using magnetic resonance imaging – proton density fat factor (“MRI-PDFF”) definition of ≥ 5% fat fraction (baseline data from the sub-study in ENTRIGUE; n=24), up to 70% have Type 2 diabetes, and dyslipidemia was commonly observed. This patient population is expected to increase due to the triple epidemic of obesity, metabolic syndrome and Type 2 diabetes. In addition, the addressable market has the potential to expand as a result of increasing awareness of the importance of treating elevated triglyceride levels, similar to the focus today of physicians on managing LDL-c levels, as well as the commercial efforts of other companies that are expected to promote triglyceride reduction.

The treatment regimen for SHTG includes dietary restrictions and lipid-lowering drug treatment such as fibrates, omega-3 fish oils and niacin. Some statins are indicated in HTG but do not have an indication for use in SHTG. Despite multiple agents approved for the treatment of SHTG, these agents have limitations that may not make them ideal for all patients. In third-party studies, up to 50% of treated SHTG patients were unable to reduce their triglyceride levels to < 500 mg/dL despite using approved drugs and are considered refractory patients. These refractory patients have substantial unmet medical need and represent a significant market opportunity for pegozafermin as an add-on therapy along with the opportunity for pegozafermin to be used in patients not on any background therapy. Given the continuing unmet need in SHTG and limitations of current treatments, there are other novel agents in development for the treatment of SHTG, including APOC3 inhibitors.

Diagnosis of MASH

Most people with MASH are asymptomatic and their disease is often discovered incidentally following a liver imaging procedure, such as an ultrasound, prescribed for other reasons or as part of an investigation for elevated liver enzymes. Once suspected clinically, a liver biopsy is required to definitively diagnose MASH, which necessitates the joint presence of steatosis, ballooning and lobular inflammation. Once pathologically confirmed, the severity of MASLD and MASH is determined using the histologically validated MASLD activity score (“MAS”), which grades disease activity on a scale of 0 to 8. The MAS is the sum of the individual scores for steatosis (0 to 3), lobular inflammation (0 to 3), and hepatocellular ballooning (0 to 2) but does not include a score for fibrosis. Fibrosis staging (F0-F4) relies on the Kleiner classification (F0 = no fibrosis; F1 = perisinusoidal or periportal fibrosis (not both); F2 = both perisinusoidal and periportal fibrosis; F3 = bridging fibrosis; F4 = cirrhosis).

Histological diagnosis remains the gold standard for assessment of MASH and fibrosis. However, given that liver biopsy is associated with risks of pain, bleeding and other morbidity, as well as significant cost, the procedure is not practical for general patient screening. Additionally, histology diagnosis is confounded by evaluation of a small sliver of a large heterogenous organ that may not represent the full organ, and significant variability in reading of slides including inter- and intra-reader variability. Several non-invasive tools such as clinical risk scores, serum markers and imaging techniques are increasingly used to assess MASH patients. NITs, such as the Fibroscan-AST (“FAST”) score, Fibrosis-4 index, the Enhanced Liver Fibrosis score and vibration-controlled transient elastography, (“VCTE”), have been validated and are increasingly used. These NITs have an excellent negative predictive value and an acceptable positive predictive value for detection of advanced (≥ F3) fibrosis and are increasingly used in clinical settings. In draft guidance, the FDA encouraged sponsors to identify biochemical or noninvasive imaging biomarkers that, once characterized and agreed by the FDA, could replace liver biopsies for patient selection and efficacy assessment in clinical trials.

We expect that the validation and subsequent adoption of these NITs, along with recent regulatory approvals for MASH treatments, will result in an increase in the diagnosis and treatment rates for MASH in the future.

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

Biological Effects of FGF21

Reducing Liver Steatosis by Improving Lipid Handling and Insulin Sensitivity

FGF21 has been clinically shown to reduce liver steatosis. FGF21 reduces liver steatosis by (1) increasing fatty acid oxidation in the liver, (2) reducing the deposition of free fatty acids from peripheral tissue to the liver and (3) reducing de novo lipogenesis (DNL) in the liver. FGF21 exerts its systemic effects by reducing the serum levels of lipids (e.g., triglycerides, LDL cholesterol) and increasing insulin sensitivity. Increasing insulin sensitivity reduces lipolysis and can also reduce serum levels of lipids. In particular, FGF21 has been demonstrated to reduce liver fat in patients with MASH in multiple clinical trials.

Improving Liver Inflammation and Fibrosis

FGF21 is also believed to reduce liver fibrosis, the pathological change most clearly linked to liver-related morbidity in MASH patients via two potential pathways. One pathway is through the metabolic benefits of FGF21 described above. Long-term improvements in metabolic regulation reduce the ongoing liver injury that drives fibrosis and thus allows the liver time to heal. The other pathway is a direct anti-fibrotic effect mediated via adiponectin, an adipokine that is upregulated by FGF21. Increased adiponectin downregulates the hepatic stellate cells that are activated upon hepatic injury and responsible for collagen deposition and subsequent fibrosis. FGF21 demonstrated an improvement in liver fibrosis in patients in MASH in a clinical trial.

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

FGF21 activates three specific FGFRs (FGFR1c, FGFR2c and FGFR3c), which based on nonclinical studies and clinical trials, appear to be responsible for mediating the desired therapeutic actions of FGF21 in MASH. FGF21 is not believed to activate FGFR4. Activation of FGFR4 results in an increase in LDL cholesterol and has been implicated in the etiology or progression of HCC.

Pegozafermin Overview

We are developing pegozafermin, a specifically engineered glycoPEGylated analog of FGF21, for the treatment of MASH and SHTG. Pegozafermin has been specifically engineered to retain the activity of native FGF21 while extending its half-life. Specifically, it has been engineered to: (1) protect against proteolysis and reduce renal clearance; (2) have an extended half-life; (3) minimize susceptibility to aggregate in solution; and (4) optimize its potency, enabling the potential use of lower dosage/doses. Additionally, we believe that pegozafermin may enhance binding affinity for ß-Klotho, by altering the conformation of the C-terminus which could have a positive impact on efficacy.

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

Phase 1a and Phase 1b/2a Trials

We have conducted Phase 1a and Phase 1b/2a clinical trials for pegozafermin in healthy volunteers and patients with MASH. In our Phase 1a clinical trial, pegozafermin was well tolerated and there were no deaths, serious adverse events or discontinuations due to adverse events. In 2020 and 2022, we presented positive topline results from cohorts 1 to 6 and cohort 7, respectively, in our Phase 1b/2a trial in MASH patients.

Phase 2b (ENLIVEN) Trial in Fibrosis Stage 2 or 3 MASH Patients

ENLIVEN was a multicenter, randomized, double-blind, placebo-controlled Phase 2b trial in biopsy-confirmed MASH patients with fibrosis stage 2 or 3 and NAS ≥ 4. The trial enrolled a total of 219 patients who receive either a weekly dose (15 mg or 30 mg) or an every-two-week dose (44 mg) of pegozafermin in a liquid formulation or placebo for 24 weeks with a randomization schema of 4: 4: 2.5: 1 (placebo: 30 mg QW: 44 mg Q2W: 15 mg QW). All patients continued treatment in a blinded extension phase for 24 weeks for a total treatment period of 48 weeks, with some of the placebo patients re-randomized to receive pegozafermin in the extension phase. The primary analysis evaluated the effect of pegozafermin on the two FDA approvable histology endpoints, 1-point fibrosis improvement with no worsening of MASH and MASH resolution with no worsening of fibrosis, and included F2/F3 patients who met histologic entry criteria and MAS ≥ 4 based on the three-panel consensus read of biopsies at baseline to ensure consistency between baseline and end of treatment biopsy reading methods.

We reported topline data from ENLIVEN in March 2023. The 44 mg every-two-week and the 30 mg weekly dose groups both met, with high statistical significance, both of the primary histology endpoints per FDA guidance on endpoints for accelerated approval in non-cirrhotic MASH patients. The 44 mg every-two-week and the 30 mg weekly dose groups both demonstrated at least one-stage fibrosis improvement without worsening of MASH (27% and 26%, respectively) at 3.5 times the placebo rate (7%), or also known as relative risk, as reflected in Figure 3 below.

Figure 3: Fibrosis Improvement Without Worsening of MASH at Week 24

As seen in Figure 4 below, the 44 mg every-two-week and the 30 mg weekly dose groups both demonstrated MASH resolution without worsening of fibrosis of 26% and 23%, respectively, which is between 12 to 14 times the placebo rate (2%), or also known as relative risk.

Figure 4: MASH Resolution Without Worsening of Fibrosis at Week 24

These dose groups also demonstrated statistically significant and clinically meaningful improvements in liver fat, non-invasive markers of liver fibrosis and inflammation as well as meaningful improvements in other metabolic and lipid markers. Pegozafermin was generally well tolerated with a favorable safety profile consistent with prior studies. Across dose groups, the most common adverse events (AEs) were Grade 1 or 2 gastrointestinal events (diarrhea, nausea and increased appetite), most of which were mild to moderate in nature. No clinically relevant or statistically significant effects relative to placebo on bone mineral density measured by DEXA scans, bone biomarkers or vital signs were noted at week 24.

The ENLIVEN trial also included 14 biopsy-confirmed MASH patients with compensated cirrhosis (F4 patients) who were not part of the primary analysis but continued in the study. 12 of these 14 patients underwent a follow-up biopsy at week 24. In a descriptive analysis of these data, five out of 11 pegozafermin-treated patients experienced at least one-stage improvement in liver fibrosis with no worsening of MASH by week 24 compared with zero out of 1 patient on placebo. An additional two pegozafermin-treated patients experienced at least one-stage improvement in liver fibrosis with no worsening of ballooning or inflammation.

Results from the ENLIVEN trial were published in the New England Journal of Medicine. Additional data included in these publications showed that treatment with pegozafermin resulted in significant benefit across several key sub populations of MASH patients, and adding pegozafermin to patients taking GLP-1 therapies improved key MASH measures.

Long-term Data from Phase 2b (ENLIVEN) Trial

In November 2023, we announced positive topline data from the blinded extension phase of our ENLIVEN trial evaluating treatment with pegozafermin in patients with MASH. At week 48, both the 44 mg every-two-week and 30 mg weekly dose groups demonstrated statistically significant improvements across key markers of liver health. The benefits observed at week 48 were consistent with the results observed at week 24, indicating sustained benefits over time.

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

Figure 5. Extension Phase Data at Week 48: Liver Non-Invasive Tests (NITs) Results [marker of]

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

***p<0.001, **p<0.01, *p<0.05 versus placebo.

1 Dataset excludes 19 placebo patients who were re-randomized to pegozafermin 30mg QW in the Extension Phase.

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

Figure 6. Extension Phase Data at Week 48: Patients on Background GLP-1, Liver NITs and Lipids Results [marker of]

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

Figure 7. Extension Phase Data at Week 48: F4 Patients, Liver NITs Results [marker of]

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

Phase 3 (ENLIGHTEN) Program

In December 2023, we held a successful end-of-Phase 2 meeting with the FDA, supporting the advancement of pegozafermin into a Phase 3 program and future BLA filing. We also received scientific advice from the EMA, which generally aligned with the feedback from the FDA. The Phase 3 ENLIGHTEN program is comprised of two randomized, double-blinded, placebo-controlled Phase 3 trials evaluating pegozafermin in patients with MASH: (i) ENLIGHTEN-Fibrosis, in patients with fibrosis stage F2-F3 (F2-F3), which we initiated in March 2024 and (ii) ENLIGHTEN-Cirrhosis, in patients with compensated cirrhosis (F4), which we initiated in May 2024.

We expect to report topline data from the histology cohorts of the ENLIGHTEN-Fibrosis and the ENLIGHTEN-Cirrhosis trial in the first half of 2027 and in 2028 respectively. These data are intended to support the filing for accelerated approval and conditional approval for non-cirrhotic (F2-F3) and compensated cirrhotic (F4) MASH in the United States and Europe, based on previously obtained alignment with the FDA and EMA.

ENLIGHTEN-Fibrosis

•
ENLIGHTEN-Fibrosis is enrolling patients with F2-F3 MASH. The trial is designed to evaluate the efficacy and safety of pegozafermin administered 30 mg weekly and 44 mg every-two-weeks.
•
Histology Cohort: The co-primary endpoints will be a one-point improvement in fibrosis with no worsening of MASH and MASH resolution with no worsening of fibrosis. These endpoints will be assessed at week 52 and are intended to support a filing for accelerated approval in the United States and conditional approval in Europe in F2-F3 patients, based on previously obtained alignment with the respective regulatory authorities. Topline results from the histology cohort of the trial are expected in the first half of 2027.
•
Outcomes: Patients will continue to be treated in a blinded extension phase to measure clinical outcomes to support full approval in F2-F3 patients. The clinical outcome events are expected to be primarily due to progression to cirrhosis.

ENLIGHTEN-Cirrhosis

•
ENLIGHTEN-Cirrhosis is enrolling patients with compensated F4 MASH. The trial is designed to evaluate the efficacy and safety of pegozafermin administered 30 mg weekly.
•
Histology Cohort: The primary endpoint will be regression of fibrosis from F4 to an earlier stage of fibrosis. This endpoint is planned to be assessed at 24 months. This primary endpoint is intended to support a filing for accelerated approval in the United States and conditional approval in Europe in F4 patients, based on previously obtained alignment with the respective regulatory authorities. Topline results from the histology cohort of the trial are expected in 2028.
•
Outcomes: Patients will continue to be treated in a blinded extension phase through clinical outcome events that are expected to be predominantly decompensation events. Alignment with the FDA on modified definitions of some of these events could allow the trial to reach the final number of events quicker and therefore accelerate the timeline to trial readout. Positive results would support full approval in F4 patients and will also serve as confirmatory full approval in F2-F3 patients.

Both ENLIGHTEN-Fibrosis and ENLIGHTEN-Cirrhosis are expected to enroll a significant proportion of patients on stable doses of GLP-1 based therapies and data from these patients in the trials will evaluate the expected incremental benefit of adding pegozafermin to these therapies. Patients will be stratified in both trials for GLP-1-based therapy usage. Both trials will employ the three-panel consensus biopsy reading methodology, which was successfully utilized in the ENLIVEN trial, for both baseline and primary endpoint biopsy reads. Patients will self-administer pegozafermin using the planned commercial liquid formulation delivered as a single subcutaneous injection.

Pegozafermin Clinical Development in SHTG

In June 2022, we reported positive topline results from our Phase 2 clinical trial (ENTRIGUE) of pegozafermin in SHTG patients. Results demonstrated statistically significant reductions in median triglycerides (TG) from baseline across all dose groups treated with pegozafermin compared to placebo after 8 weeks. Additionally, results were consistent in patients not on background therapy or on background therapy (consistent results on statins or statin combos, prescription fish oils, and fibrates) and across various subgroups, including those with the greatest disease burden, such as Type 2 diabetes and baseline TG levels ≥ 750 mg/dL.

Phase 3 (ENTRUST) Trial of Pegozafermin in SHTG Patients

In 2022, we received feedback from the FDA supporting the advancement of pegozafermin into Phase 3 for the treatment of SHTG. The FDA agreed with the proposed primary endpoint of reduction in triglycerides (TG) from baseline without the need for a clinical outcome study. The FDA also agreed to the proposed doses and proposed secondary endpoints and were generally aligned with other trial parameters. Since SHTG is a common, chronic condition and pegozafermin is a novel investigational biologic therapy, the agency requires two Phase 3 trials in SHTG, each of one year duration as part of the efficacy and safety database required to support the registration package.

In May 2023, we initiated the ENTRUST trial, the first of two recommended Phase 3 trials in SHTG. ENTRUST is a randomized, double-blind, placebo-controlled global trial that planned to enroll up to 360 SHTG patients randomized in a 3:3:2 ratio of pegozafermin (30 mg, 20 mg or placebo) given once weekly (“QW”) by subcutaneous injection for 52 weeks.

The primary endpoint is the percent change from baseline in fasting triglycerides (TG) at Week 26 compared to placebo. The trial will be unblinded after study completion at Week 52 vs. Week 26 following discussions with the FDA. The primary endpoint will be analyzed after study unblinding at Week 52 to minimize any potential bias that may be introduced due to the unblinding of data prior to completion of the trial. This approach is aligned with our strategy of prioritizing MASH and filing for SHTG after MASH. Secondary endpoints include the assessment of liver fat measured by magnetic resonance imaging proton density fat fraction (MRI-PDFF), non-high-density lipoprotein cholesterol (non-HDL-C), high-density lipoprotein cholesterol (HDL-C), apolipoprotein B (apo-B), very low-density lipoprotein cholesterol (VLDL-C), HbA1c for those with baseline ≥ 6.5%, and total cholesterol (TC) at week 26 compared to placebo.

In December 2024, we completed enrollment in the ENTRUST trial with a total of 369 patients. We expect to report topline data from ENTRUST in the first quarter of 2026.

Agreements with Teva

FGF21 Agreement

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

Pursuant to the FGF21 Agreement, we paid Teva a nonrefundable upfront payment of $6.0 million. In addition, under each agreement, we are required to pay Teva $2.5 million upon the achievement of a specified clinical development milestone (payable once, upon the first time such milestone is achieved), and additional payments totaling up to $65.0 million upon achievement of certain commercial milestones. In the fourth quarter of 2023, we made a $2.5 million milestone payment to Teva under the FGF21 Agreement following the achievement of a clinical development milestone related to our ENTRUST clinical trial in SHTG. We are also obligated to pay Teva tiered royalties at percentages in the low-to-mid single-digits on worldwide net sales of products containing pegozafermin. Our royalty obligations will terminate, on a product-by-product and country-by-country basis, at the later of: (1) the date of expiration of the last to expire valid claim in the assigned patents that covers pegozafermin in such country, (2) the expiration of data or regulatory exclusivity for pegozafermin in such country and (3) 10 years from the first commercial sale of pegozafermin in such country. We are not required to make any payments to ratiopharm pursuant to the ratiopharm Sublicense.

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

FASN Agreement

Concurrently with the FGF21 Agreement described above, we also acquired rights to Teva patents, intellectual property and other assets relating to Teva’s development program of small molecule inhibitors of Fatty Acid Synthase (the “FASN Agreement”). We did not develop any product candidates under the FASN Agreement and all rights associated with the program were returned to Teva in the fourth quarter of 2024.

Government Regulation and Product Approval

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics, such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. Generally, before a new therapeutic product can be marketed, considerable data demonstrating a biological product candidate’s quality, safety, purity and potency, or a small molecule drug candidate’s quality, safety and efficacy, must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority. For biological product candidates, potency is similar to efficacy and is interpreted to mean the specific ability or capacity of the product, as indicated by appropriate laboratory tests or by adequately controlled clinical data obtained through the administration of the product in the manner intended, to effect a given result.

Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-marketing may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications from the sponsor, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on our company and our products or product candidates.

U.S. Biologics Regulation

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Public Health Service Act (“PHSA”) and other federal, state, local, and foreign statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or following approval may subject an applicant to administrative action and judicial sanctions. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices (“GLP”) regulation;
•
submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•
approval by an independent institutional review board (“IRB”), or ethics committee at each clinical site before the trial is commenced;
•
manufacture of the proposed biologic candidate in accordance with current Good Manufacturing Practices “(cGMP”);
•
performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice (“GCP”) requirements to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•
preparation of and submission to the FDA of a BLA, after completion of all pivotal clinical trials;
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with GCP; and
•
FDA review and approval of a BLA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical and Clinical Development

Prior to beginning any clinical trial with a product candidate in the United States, we must submit an investigational new drug (“IND”) application to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical studies and clinical trials. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

In addition to the IND submission process, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment and such review may result in some delay before initiation of a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing preclinical studies and clinical trials and clinical study results to public registries.

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

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval or licensure, including that the study was conducted in accordance with GCP, including review and approval by an independent ethics committee and use of proper procedures for obtaining informed consent from subjects, and the FDA is able to validate the data from the study through an onsite inspection if the FDA deems such inspection necessary. The GCP requirements encompass both ethical and data integrity standards for clinical studies.

BLA Submission and Review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of the product, or from a number of alternative sources, including studies initiated and sponsored by investigators. The submission of a BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

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

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Regulation of Combination Products

Certain therapeutic products are comprised of multiple components, such as drug components, biologic components, and device components, that would normally be subject to different regulatory frameworks by the FDA and frequently regulated by different centers at the FDA. These products are known as combination products. Under the FDCA, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug/biologic-device combination product is attributable to the drug or biological product, the FDA center responsible for premarket review of the drug or biological product would have primary jurisdiction for the combination product. The FDA has also established the Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute. A combination product with a primary mode of action attributable to the drug or biologic component generally would be reviewed and approved pursuant to the drug or biologic approval processes set forth in the FDCA. In reviewing the new drug application or BLA for such a product, however, FDA reviewers would consult with their counterparts in the FDA’s Center for Devices and Radiological Health to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System Regulation applicable to medical devices.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. After a BLA is approved for a biological product, the product also may be subject to official lot release. If the product is subject to official lot release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, and potency or effectiveness of biologics. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented.

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
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;

•
mandated modification of promotional materials and labeling and the issuance of corrective information;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•
injunctions or the imposition of civil or criminal penalties.

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

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, as amended (collectively, the “ACA”) includes a provision called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are highly similar, or “biosimilar” to or interchangeable with an FDA-approved reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, is generally shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

The FDA has issued guidance documents intended to inform prospective applicants and facilitate the development of proposed biosimilars and interchangeable biosimilars, as well as to describe the FDA’s interpretation of certain statutory requirements added by the BPCIA.

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

A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product. The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitted under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In July 2018, the FDA announced an action plan to encourage the development and efficient review of biosimilars, including the establishment of a new office within the agency that will focus on therapeutic biologics and biosimilars. On December 20, 2020, Congress amended the PHSA as part of the COVID-19 relief bill to further simplify the biosimilar review process by making it optional to show that conditions of use proposed in labeling have been previously approved for the reference product, which used to be a requirement of the application. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.

As discussed below, the Inflation Reduction Act of 2022 (“IRA”) is a significant law that intends to foster generic and biosimilar competition and to lower drug and biologic costs.

Patent Term Extension

In the U.S., after a BLA is approved, owners of relevant drug patents may apply for up to a five-year patent extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory process. The allowable patent term extension is typically calculated as one-half the time between, the latter of the effective date of an IND and issue date of the patent for which extension is sought, and the submission date of a BLA, plus the time between the BLA submission date and the BLA approval date up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue licensure with due diligence. The total patent term after the extension may not exceed 14 years from the date of product licensure. Only one patent applicable to a licensed biological product is eligible for extension and only those claims covering the product, a method for using it, or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent in question. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Some, but not all, foreign jurisdictions possess patent term extension or other additional patent exclusivity mechanisms that may be more or less stringent and comprehensive than those of the U.S.

Other U.S. Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the federal Anti-Kickback Statute (“AKS”), the federal False Claims Act (“FCA”), the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and similar foreign, federal and state fraud, abuse and transparency laws.

The AKS prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program. The term remuneration has been interpreted broadly to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand, and prescribers and purchasers on the other. The government often takes the position that to violate the AKS, only one purpose of the remuneration need be to induce referrals, even if there are other legitimate purposes for the remuneration. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from AKS prosecution, but they are drawn narrowly and practices that involve remuneration, such as consulting agreements, that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Civil and criminal false claims laws, including the FCA, and civil monetary penalty laws, which can be enforced through civil whistleblower or qui tam actions prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment of federal government funds, including in federal healthcare programs, that are false or fraudulent. Pharmaceutical and other healthcare companies have been prosecuted under these laws for engaging in a variety of different types of conduct that caused the submission of false claims to federal healthcare programs. Under the AKS, for example, a claim resulting from a violation of the AKS is deemed to be a false or fraudulent claim for purposes of the FCA.

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

The FDCA addresses, among other things, the design, production, labeling, promotion, manufacturing, and testing of drugs, biologics and medical devices, and prohibits such acts as the introduction into interstate commerce of adulterated or misbranded drugs or devices. The PHSA also prohibits the introduction into interstate commerce of unlicensed or mislabeled biological products.

Also, many states have similar, and typically more prohibitive, fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicaid & Medicare Services (“CMS”) information related to payments or other transfers of value to various healthcare professionals including physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning on January 1, 2023, California Assembly Bill 1278 requires California physicians and surgeons to notify patients of the Open Payments database established under the federal Physician Payments Sunshine Act.

We are also subject to federal price reporting laws and federal consumer protection and unfair competition laws. Federal price reporting laws require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products. Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.

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

For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”), and their respective implementing regulations imposes data privacy, security and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates and their covered subcontractors that perform certain services that involve using, disclosing, creating, receiving, maintaining, or transmitting individually identifiable protected health information (“PHI”) for or on behalf of such covered entities.

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

Entities that are found to be in violation of HIPAA may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. A covered entity or business associate is also liable for civil money penalties for a violation that is based on an act or omission of any of its agents, which may include a downstream business associate, as determined according to the federal common law of agency. HITECH also increased the civil and criminal penalties applicable to covered entities and business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. To the extent that we submit electronic healthcare claims and payment transactions that do not comply with the electronic data transmission standards established under HIPAA and HITECH, payments to us may be delayed or denied.

In addition, state health information privacy laws, such as California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act, govern the privacy and security of health-related information, specifically, may apply even when HIPAA does not and impose additional requirements.

Even when HIPAA and state health information privacy laws do not apply, according to the FTC and state Attorneys General, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act and state consumer protection laws.

In addition, certain state laws, such as the California Consumer Privacy Act of 2018 (“CCPA”), as amended by the California Privacy Rights Act of 2020 (“CPRA”), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA in various ways. Numerous other states have passed similar laws, but many differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. The CCPA/CPRA applies to personal data of consumers, business representatives, and employees, and imposes obligations on certain businesses that do business in California, including to provide specific disclosures in privacy notices, and affords rights to California residents in relation to their personal information. Health information falls under the CCPA/CPRA’s definition of personal information where it identifies, relates to, describes, or is reasonably capable of being associated with or could reasonably be linked, directly or indirectly, with a particular consumer or household—unless it is subject to HIPAA—and is included under a new category of personal information, “sensitive personal information,” which is offered greater protection. The numerous other comprehensive privacy laws that have passed or are being considered in other states, as well as at the federal and local levels, also exempt some data processed in the context of clinical trials; but others exempt covered entities and business associates subject to HIPAA altogether, further complicating compliance efforts, and increasing legal risk and compliance costs for us and the third parties upon whom we rely.

Additionally, our use of artificial intelligence and machine learning may be subject to laws and evolving regulations regarding the use of artificial intelligence and machine learning, controlling for data bias, and antidiscrimination.

Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Coverage, Pricing and Reimbursement

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow it to establish or maintain pricing sufficient to realize a sufficient return on its investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we may obtain regulatory approval. Sales of any product, if approved, depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement, if any, for such product by third-party payors. Decisions regarding whether to cover any of our product candidates, if approved, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Factors payors consider in determining reimbursement are based on whether the product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
cost-effective; and
•
neither experimental nor investigational.

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

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. The IRA provides CMS with significant new authorities intended to curb drug costs and to encourage market competition. For the first time, CMS will be able to directly negotiate prescription drug prices and to cap out-of-pocket costs. Each year, CMS will select and negotiate a preset number of high-spend drugs and biologics that are covered under Medicare Part B and Part D that do not have generic or biosimilar competition. On August 29, 2023, HHS announced the list of the first ten drugs subject to price negotiations. These price negotiations occurred in 2024. In January 2025, CMS announced a list of fifteen additional Medicare Part D drugs that will be subject to price negotiations. The IRA also provides a new “inflation rebate” covering Medicare patients that took effect in 2023 and is intended to counter certain price increases in prescriptions drugs. The inflation rebate provision requires drug manufacturers to pay a rebate to the federal government if the price for a drug or biologic under Medicare Part B and Part D increases faster than the rate of inflation. To support biosimilar competition, beginning in October 2022, qualifying biosimilars may receive a Medicare Part B payment increase for a period of five years. Separately, if a biologic drug for which no biosimilar exists delays a biosimilar’s market entry beyond two years, CMS will be authorized to subject the biologics manufacturer to price negotiations intended to ensure fair competition. Notwithstanding these provisions, the IRA’s impact on commercialization and competition remains largely uncertain.

In addition, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we may commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

Finally, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.

The ACA, which was enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program.

Other legislative changes have been proposed and adopted since the ACA was enacted, including automatic aggregate reductions of Medicare payments to providers of on average 2% per fiscal year as part of the federal budget sequestration under the Budget Control Act of 2011. These reductions went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect until 2032 unless additional action is taken by Congress. In addition, the Bipartisan Budget Act of 2018, among other things, amended the Medicare Act (as amended by the ACA) to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50% to 70% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs being covered under Medicare Part D.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state measures designed to, among other things, reduce the cost of prescription drugs, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in May 2019, CMS adopted a final rule allowing Medicare Advantage Plans the option to use step therapy for Part B drugs, permitting Medicare Part D plans to apply certain utilization controls to new starts of five of the six protected class drugs, and requiring the Explanation of Benefits for Part D beneficiaries to disclose drug price increases and lower cost therapeutic alternatives, which went into effect on January 1, 2021. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Notwithstanding the IRA, continued legislative and enforcement interest exist in the United States with respect to specialty drug pricing practices. Specifically, we expect regulators to continue pushing for transparency to drug pricing, reducing the cost of prescription drugs under Medicare, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for its drugs or put pressure on its drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

Drug and Biologic Development Process in the European Union

The conduct of clinical trials in the EU is governed by the EU Clinical Trials Regulation (EU) No. 536/2014 (“CTR”) which entered into force on January 31, 2022. Under the CTR, a sponsor will be able to submit a single application for approval of a clinical trial through a centralized EU clinical trials portal, called the Clinical Trials Information System or CTIS. One national regulatory authority (the reporting EU Member State proposed by the applicant) will take the lead in validating and evaluating the application consult and coordinate with the other concerned member states. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned member states. However, a concerned EU Member State may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such member state. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database. The CTR foresees a three-year transition period. EU Member States will work in CTIS immediately after the system has gone live. Since January 31, 2023, submission of initial clinical trial applications via CTIS is mandatory and CTIS serves as the single entry point for submission of clinical trial-related information and data. By January 31, 2025, all ongoing trials approved under the former Clinical Trials Directive will need to comply with the CTR and have to be transitioned to CTIS. On July 19, 2023, the European Committee (the “EC”) published guidance concerning the steps to be taken in this transition. This guidance provides, among other things, that (i) documentation which was previously assessed will not be reassessed, (ii) templates that were developed and endorsed by the EU Clinical Trials Expert Group to provide compliance with the CTR do not need to be updated and (iii) there is no need to retrospectively create a site suitability form, which are only necessary for new trial sites. Under both the former regime and the new CTR, national laws, regulations and the applicable GCP and Good Laboratory Practice standards must also be respected during the conduct of the trials, including the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use guidelines on Good Clinical Practice and the ethical principles that have their origin in the Declaration of Helsinki.

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

Centralized Authorization Procedure

The centralized procedure provides for the grant of a single MA that is issued by the EC following the scientific assessment of the application by the EMA that is valid for all EU Member States as well as in the three additional EEA Member States (Norway, Iceland and Liechtenstein). The centralized procedure is compulsory for specific medicinal products, including for medicines developed by means of certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene therapy, somatic cell therapy, or tissue engineered medicines) and medicinal products with a new active substance indicated for the treatment of certain diseases (HIV/AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases). For medicinal products containing a new active substance not yet authorized in the EEA before May 20, 2004 and indicated for the treatment of other diseases, medicinal products that constitute significant therapeutic, scientific or technical innovations or for which the grant of a MA through the centralized procedure would be in the interest of public health at EU level, an applicant may voluntarily submit an application for a MA through the centralized procedure.

Under the centralized procedure, the CHMP, established at the EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA. Under the centralized procedure, the timeframe for the evaluation of an MAA by the EMA’s CHMP is, in principle, 210 days from receipt of a valid MAA. However, this timeline excludes clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, so the overall process typically takes a year or more, unless the application is eligible for an accelerated assessment. Accelerated evaluation might be granted by the CHMP in exceptional cases when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. Upon request, the CHMP can reduce the time frame to 150 days if the applicant provides sufficient justification for an accelerated assessment. The CHMP will provide a positive opinion regarding the application only if it meets certain quality, safety and efficacy requirements. This opinion is then transmitted to the EC, which has the ultimate authority for granting MA within 67 days after receipt of the CHMP opinion.

Decentralized Authorization Procedure

The decentralized procedure permits companies to file identical MA applications for a medicinal product to the competent authorities in various EU Member States simultaneously if such medicinal product has not received marketing approval in any EU Member State before. This procedure is available for pharmaceutical products not falling within the mandatory scope of the centralized procedure. The competent authority of a single EU Member State, known as the reference member state, is appointed to review the application and provide an assessment report. The competent authorities of the other EU Member States, the concerned member states, are subsequently required to grant a MA for their territories on the basis of this assessment. The only exception to this is where the competent authority of an EU Member State considers that there are concerns of potential serious risk to public health, the disputed points are subject to a dispute resolution mechanism and may eventually be referred to the EC, whose decision is binding for all EU Member States.

Risk Management Plan

All new MAAs must include a Risk Management Plan (“RMP”), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. RMPs are continually modified and updated throughout the lifetime of the medicine as new information becomes available. An updated RMP must be submitted (i) at the request of EMA or a national competent authority, or (ii) whenever the risk-management system is modified, especially as the result of new information being received that may lead to a significant change to the benefit-risk profile or as a result of an important pharmacovigilance or risk-minimization milestone being reached. The regulatory authorities may also impose specific obligations as a condition of the MA. Since October 20, 2023, all RMPs for centrally authorized products are published by the EMA subject only to limited redactions.

MA Validity Period

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

Data and Market Exclusivity in the European Union

As in the United States, it may be possible to obtain a period of market and/ or data exclusivity in the EU that would have the effect of postponing the entry into the marketplace of a competitor’s generic, hybrid or biosimilar product (even if the pharmaceutical product has already received a MA) and prohibiting another applicant from relying on the MA holder’s pharmacological, toxicological and clinical data in support of another MA for the purposes of submitting an application, obtaining MA or placing the product on the market. Innovative medicinal products, referred to as New Chemical Entities (“NCE”) approved in the EU qualify for eight years of data exclusivity and 10 years of marketing exclusivity.

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

On April 26, 2023, the EC submitted a proposal for the reform of the European pharmaceutical legislation. The current draft envisages e.g., a shortening of the periods of data exclusivity, however, there is currently neither a final version of this draft nor a date for its entry into force. While the European Parliament adopted its approving position on the reform on April 10, 2024, no further required legislative steps have been taken since.

European Data Laws

The collection and use of personal health data and other personal data in the EU is governed by the provisions of the European General Data Protection Regulation (EU) 2016/679 (“GDPR”), which came into force in May 2018, and related data protection laws in individual EU Member States.

The GDPR imposes a number of strict obligations and restrictions on the ability to process, including collecting, analyzing and transferring, personal data of individuals, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR includes requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the personal data breaches which may have to be notified to the national data protection authorities and data subjects, the measures to be taken when engaging processors, and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to health, genetic and biometric data through their national legislation.

In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the EEA that are not considered by the EC to provide an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”). When relying on SCCs, data exporters are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. With regard to the transfer of data from the EEA to the United States, on July 10, 2023, the EC adopted its adequacy decision for the EU-US Data Privacy Framework. On the basis of the new adequacy decision, personal data can flow from the EEA to U.S. companies participating in the framework. With regard to the transfer of data from the EU to the United Kingdom (UK), personal data may freely flow from the EEA to the UK since the UK is deemed to have an adequate data protection level. However, the adequacy decisions include a ‘sunset clause’ which entails that the decisions will automatically expire four years after their entry into force, unless renewed.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States may result in significant monetary fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater, other administrative penalties and a number of criminal offenses for organizations and, in certain cases, their directors and officers, as well as civil liability claims from individuals whose personal data was processed. Data protection authorities from the different EU Member States may still implement certain variations, enforce the GDPR and national data protection laws differently, and introduce additional national regulations and guidelines, which adds to the complexity of processing personal data in the EU.

Furthermore, there are specific requirements relating to processing health data from clinical trials, including public disclosure obligations provided in the EU Clinical Trials Regulation No. 536/2014 (CTR), EMA disclosure initiatives and voluntary commitments by industry. Failure to comply with these obligations could lead to government enforcement actions and significant penalties against us, harm to our reputation, and adversely impact our business and operating results.

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

Competition

The biopharmaceutical industry is intensely competitive and subject to rapid innovation and significant technological advancements. We believe the key competitive factors that will affect the development and commercial success of pegozafermin and any future product candidates are efficacy, safety and tolerability profile, reliability, convenience of dosing, price, the level of generic competition and reimbursement. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies, universities and other research institutions. A number of biotechnology and pharmaceutical companies are pursuing the development or marketing of pharmaceuticals that target the same diseases that we are targeting. Smaller or earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Given the high incidence of MASH, it is likely that the number of companies seeking to develop products and therapies for the treatment of liver and cardio-metabolic diseases, such as MASH, will increase.

If pegozafermin is approved for the treatment of MASH, future competition could also arise from select products that have been approved for MASH or currently in development, including, but not limited to: resmetirom, an approved therapy for F2-F3 MASH, which is a thyroid hormone receptor beta agonist from Madrigal Pharmaceuticals, Inc.; semaglutide, a GLP-1 receptor agonist from Novo Nordisk A/S; efruxifermin, an FGF21 analog from Akero Therapeutics, Inc.; lanifibranor, a pan-peroxisome proliferator-activated receptor alpha/delta/gamma agonist from Inventiva; survodutide, a glucagon/GLP-1 receptor dual agonist from Boehringer Ingelheim; denifanstat, a selective Fatty Acid Synthase inhibitor from Sagimet Biosciences Inc.; zalfermin/NNC0194-0499, an FGF21 analog from Novo Nordisk; and efimosfermin alfa/BOS-580, an FGF21 analog from Boston Pharmaceuticals.

If pegozafermin is approved for the treatment of SHTG, we would face competition from currently approved and marketed products, including, but not limited to, statins, fibrates, Vascepa®, a pure eicosapentaenoic acid (EPA) from Amarin Corp, and Lovaza®, an EPA and docosahexaenoic acid from GlaxoSmithKline, as well as generic products. Further competition could arise from products currently in development, including: olezarsen/AKCEA-APOCIII-LRx, an APOC3 inhibitor from Ionis; and plozasiran, an ApoC-III inhibitor from Arrowhead Pharmaceuticals, Inc.

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

We have established supply agreements with Northway Biotechpharma (“BTPH”) and BiBo Biopharma Engineering Co., Ltd. (“BiBo”) for the supply of pegozafermin for our ongoing clinical trials. Furthermore, we are collaborating with BiBo on process optimization to facilitate large-scale production for future clinical trials and potential commercialization. As part of this collaboration, we have successfully completed a large-scale GMP production run of pegozafermin, demonstrating the scalability of our manufacturing process.

We have successfully developed two refrigerated liquid formulations. These formulations are approved by the FDA and are currently in use in our trials. In addition, we have entered into a contract with two commercial fill vendors. We may in the future develop an autoinjector to deliver the liquid formulations.

Manufacturing Development Agreements

In April 2024, we entered into a collaboration agreement (the “Collaboration Agreement”) with BiBo, pursuant to which BiBo will construct a production facility specifically designed to supply us with pegozafermin for commercialization, if approved (the “Production Facility”). Pursuant to the Collaboration Agreement, BiBo will build the Production Facility at BiBo’s facility in the Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone to manufacture the bulk active ingredient (the “Drug Substance”) required to produce pegozafermin for commercial supply. The platform is expected to provide us with manufacturing capacity to meet our commercial needs.

In May 2018, we entered into a master services agreement with BTPH, pursuant to which BTPH will provide us certain services, including development, manufacturing, and storing of pegozafermin, under statements of work for such services to be agreed by the parties from time to time.

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

FGF21 Patents

Our FGF21 patent portfolio includes ten families:

The first family is entitled “Remodeling and GlycoPEGylation of Fibroblast Growth Factor (FGF).” This patent family provides granted patent protection in 39 countries around the globe, including the United States (U.S. Patent Number 9,200,049, expiry date: June 25, 2028; and U.S. Patent Number 10,874,714, expiry date: October 10, 2028), Canada, Europe (broadly), and Japan (all three expire October 31, 2025) for FGF21 conjugates comprising a variety of modifying groups that can be attached at several different amino acid positions. GlycoPEGylated FGF21 is specifically claimed. The granted claims broadly protect our lead drug candidate pegozafermin and pharmaceutical compositions thereof, as well as methods for making and using pegozafermin to treat FGF21 deficiency in a patient in need thereof.

The second family is entitled “Mutant FGF-21 Peptide Conjugate and Uses Thereof” and is specifically directed to pegozafermin. The Patent Cooperation Treaty (“PCT”) Patent Application for this family was filed on September 4, 2018 (PCT/IB2018/001112). A U.S. Prioritized Examination Continuation Patent Application (Application Serial No. 16/225,640) was filed on December 19, 2018 as a continuation of PCT/IB2018/01112 and from which U.S. Patent Number 10,407,479 was issued on September 10, 2019. The term of the U.S. Patent Number 10,407,479 is September 4, 2038. The issued claims are directed to pegozafermin and a defined genus specifically encompassing pegozafermin and compositions thereof (including site-specific mutations at positions 173 and 176), as well as methods for making and using pegozafermin for a variety of therapeutic indications. Such indications include methods for treating MASH or metabolic syndrome. Pegozafermin is particularly relevant for subjects with diabetes Type 2, MASH, and metabolic syndrome who require blood glucose or HbA1C reduction. The claims encompass different therapeutic regimens for administering pegozafermin (e.g., once a week or once every two weeks), which regimens are based on pegozafermin’s long half-life in vivo. This patent family provides granted patent protection of pegozafermin in 24 ex-United States jurisdictions around the globe: Australia, Canada, China, Europe (broadly), Israel, Japan, Korea and Hong Kong (expiry date: September 4, 2038). One U.S. Patent Application and one China Patent Application are pending in this family.

The third family is entitled “Methods of Treatment Using Mutant FGF-21 Peptide Conjugates.” This patent family provides granted patent protection in the United States with claims directed to dosage regimen for treating MASH (U.S. Patent Numbers 11,427,623 and 12,037,376). The term of the U.S. Patent Number 11,427,623 and 12,037,376 is September 4, 2038. One U.S. Patent Application is pending in this family.

The fourth family is entitled “Methods for promoting weight loss.” A PCT application was filed January 29, 2021 (PCT/IB2021/000044) with claims directed towards method to reduce total body weight, body fat content and/or BMI. A United States National phase application was filed July 20, 2022 and is pending.

The fifth family is entitled “Liquid Formulations Comprising Mutant FGF-21 Peptide Pegylated Conjugates” with claims directed to stable liquid formulation of FGF21. A PCT Patent Application for this family was filed on March 10, 2022. This patent family provides granted patent protection in the United States and China with claims directed to pegozafermin liquid formulations (U.S. Patent Numbers 11,596,669 and 11,850,275). The term of the U.S. Patent Numbers 11,596,669 and 11,850,275 and China patent is March 10, 2042. One U.S. patent application is pending. This patent family also includes six patent applications in ex-United States jurisdictions (Australia, Canada, China, Europe, Israel and Japan). We will continue to file patent applications to cover various formulations of FGF21.

The sixth family is entitled “Chemical Synthesis of Cytidine-5’-Monophospho-N-Glycyl-Sialic Acid” with claims directed to the chemical synthesis of Cytidine-5’-Monophospho-N-Glycyl-Sialic Acid. A PCT Patent Application was filed on December 20, 2022. A corresponding patent application is pending in the United States, Australia, Canada, China, Europe, Israel, Korea and Japan.

The seventh family is entitled “Composition and Method of Treatment for Severe Hypertriglyceridemia.” A PCT Patent Application and a U.S. Patent Application were filed June 23, 2023. This patent family provides granted patent protection in the United States (U.S. Patent Number 12,036,284). The term of the U.S. Patent Number 12,036,284 is June 23, 2043. One U.S. patent application is pending. This patent family also includes 7 patent applications in ex-United States jurisdictions (Australia, Canada, China, Europe, Israel, Japan and Korea).

The eighth family is entitled “Methods of Treatment of NASH Using Mutant FGF-21 Peptide Conjugates.” A PCT Patent Application was filed August 24, 2023.

The ninth family is entitled “Therapeutic Regimens and Methods of Treatment of NASH Using Mutant FGF-21 Peptide Conjugates.” A PCT Patent Application was filed August 23, 2024.

The tenth family is entitled “Production of Recombinant Analog of Human FGF21 Protein.” A U.S. provisional application was filed April 12, 2024.

We expect to continue to file patent applications to cover method of treating different indications.

Human Capital Management

As of December 31, 2024, we had 93 full-time employees, of which 70 employees are engaged in research and development activities. 85 of our full-time employees are located in the United States, including at our facilities in San Francisco, California, and eight of our full-time employees are located outside of the United States. We consider our relationship with our employees to be good. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements.

We track and report internally on key talent metrics including workforce demographics and the status of open positions. We value equality and inclusion in the workforce and are proud that different groups are represented among our employees. We work diligently to confirm that our norms, practices, and policies support our equal employment opportunity commitment. We regularly and anonymously survey employees to fully understand their experience. As of December 31, 2024, approximately 62% of our employees identify as female and 38% identify as male.

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

We believe our management team has the necessary experience to effectively execute our strategy to achieve our corporate goals. A large majority of our employees have obtained degrees in their professions.

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

Our principal executive offices are located at 655 Montgomery Street, Suite 1500, San Francisco, California 94111 and our telephone number is (415) 432-9270. Our website is www.89bio.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

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

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before deciding whether to make an investment decision with respect to shares of our common stock. You should also refer to the other information contained in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes. Our business, financial condition, results of operations and prospects could be materially and adversely affected by any of these risks or uncertainties. In any such case, the trading price of our common stock could decline, and you could lose all or part of your investment. We caution you that the risks, uncertainties and other factors referred to below and elsewhere in this Annual Report on Form 10-K may not contain all of the risks, uncertainties and other factors that may affect our future results and operations, and new risks will emerge from time to time. It is not possible for our management to predict all risks. Moreover, some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future.

Risk Factor Summary

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
•
We are developing pegozafermin for the treatment of MASH and SHTG. The requirements for approval of pegozafermin by the FDA and comparable foreign regulatory authorities may be difficult to predict and may change over time, which makes it difficult to predict the timing and costs of the clinical development.

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

We are a clinical-stage biopharmaceutical company with a limited operating history that may make it difficult to evaluate the success of our business to date and to assess our future viability. We commenced operations in 2018, and to date, our operations have been focused on organizing and staffing our company, raising capital, acquiring our initial product candidate, pegozafermin, and licensing certain related technology, conducting research and development activities, including preclinical studies and clinical trials, and providing general and administrative support for these operations. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect and/or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale, we have not generated any revenue from product sales to date and we continue to incur significant research and development and other expenses related to our ongoing operations. We have limited experience as a company conducting clinical trials and no experience as a company commercializing any products.

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

As a clinical-stage biopharmaceutical company, our operations have consumed significant amounts of cash since our inception. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we conduct Phase 3 clinical trials of, seek regulatory approval for and prepare for commercialization of pegozafermin. We believe our existing cash, cash equivalents and marketable securities, supplemented by $269.9 million in net proceeds from our February 2025 equity offering, will be sufficient to fund our projected operating requirements for a period of at least one year following the filing of this Form 10-K.

We will require additional capital to discover, develop, obtain regulatory approval for and commercialize pegozafermin and any future product candidates. Our ability to complete new and ongoing clinical trials for pegozafermin may be subject to our ability to raise additional capital. We do not have any committed external source of funds other than as a result of any sales that we may make under the 2023 ATM Facility (as defined below) and proceeds from our Loan Agreement, which are subject to the achievement of certain milestones and/or consent of the lenders. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small biotechnology companies, like 89bio, and broader macroeconomic factors may preclude us from successfully raising additional capital.

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

We cannot guarantee that we will be able to initiate and complete clinical trials and successfully accomplish all required regulatory activities or other activities necessary to gain approval and commercialize pegozafermin or any future product candidates. We currently have two active IND applications with the FDA in the United States for pegozafermin. In the future, we may file an additional IND with another division for any future indications or future product candidates. If any such future IND is not approved by the FDA, our clinical development timeline may be negatively impacted and any future clinical programs may be delayed or terminated. As a result, we may be unable to obtain regulatory approvals or successfully commercialize our products. We do not know whether any other clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize pegozafermin and any future product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize pegozafermin or any future product candidates and may harm our business, results of operations and prospects. Our or our future collaborators’ inability to timely complete clinical development could result in additional costs to us as well as impair our ability to generate product revenue, continue development, commercialize pegozafermin and any future product candidates, reach sales milestone payments and receive royalties on product sales. In addition, if we make changes to a product candidate including, for example, a new formulation, we may need to conduct additional nonclinical studies or clinical trials to bridge or demonstrate the comparability of our modified product candidate to earlier versions, which could delay our clinical development plan or marketing approval for pegozafermin and any future product candidates.

If we encounter difficulties in enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials largely depends on patient enrollment. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our future clinical trials, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Furthermore, there are inherent difficulties in diagnosing MASH, which can currently only be definitively diagnosed through a liver biopsy, and identifying SHTG patients. Specifically, identifying patients most likely to meet MASH enrollment criteria on biopsy is an ongoing challenge, with existing clinical indicators lacking both sensitivity and specificity. As a result, MASH trials often suffer from high levels of screen failure following central review of the baseline liver biopsy, which can lead to lower enrollment. In addition, we do not have experience enrolling patients with cirrhosis and such enrollment make take longer than we expect. As a result of such difficulties and the significant competition for recruiting MASH and SHTG patients in clinical trials, we or our future collaborators may be unable to enroll the patients we need to complete clinical trials on a timely basis, or at all. In addition, our competitors, some of whom have significantly greater resources than we do, are conducting clinical trials for the same indications and seek to enroll patients in their studies that may otherwise be eligible for our clinical studies or trials. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which could further reduce the number of patients who are available for our clinical trials in these sites. Further, enrollment in Phase 3 clinical trials may be adversely affected by the marketing approval for Rezdiffra™ or the potential marketing approvals for one or more investigational MASH drugs if patients choose to take an approved drug rather than enroll in a clinical trial. In addition, our ability to receive accelerated approval of pegozafermin using data from the histology cohorts for non-cirrhotic (F2-F3) and cirrhotic (F4) MASH may be adversely affected if another company’s product candidate receives full approval before we receive accelerated approval. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Even if we are able to enroll a sufficient number of patients in our clinical studies or trials, delays in patient enrollment may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of pegozafermin and any future product candidates. We plan to leverage the safety database from the SHTG Phase 3 program across both the SHTG and MASH indications. If we are not able enroll enough patients in our trials sufficient to support the safety database, our ability to advance the development of pegozafermin may be adversely affected.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. As a result, we currently rely, and expect to rely for the foreseeable future, on third-party manufacturers to supply us with pegozafermin and any future product candidates. We currently have contractual relationships with BTPH and BiBo pursuant to which they supply us with pegozafermin for our clinical trials. If there should be any disruption in our supply arrangement with BTPH or BiBo, including any adverse events affecting either party, it could have a negative effect on the clinical development of pegozafermin if our other manufacturer is not able to produce sufficient quantities of pegozafermin and we need to qualify an alternate supply source.

We expect to continue to rely on third-party manufacturers and suppliers, including BiBo, if we receive regulatory approval for pegozafermin or any other product candidates. BiBo is constructing a production facility in China specifically designed to produce pegozafermin for commercial supply. We cannot guarantee that BiBo will be able to complete or make operational the production facility in a timely manner or at all, or be able to scale up and produce the quantities we would require to commercialize pegozafermin. Under our Collaboration Agreement with BiBo, we are required to pay BiBo an aggregate of $135.0 million (exclusive of applicable value-added tax) toward the construction of the production facility, however, if the actual costs of the production facility are substantially greater than the estimated budget, we and Bibo will negotiate a means of allocating such cost overruns. We may be ultimately responsible for a substantial portion of such overruns and it could negatively impact our financial condition and results of operations. For additional information regarding the production facility, please see Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” and Note 5 to our consolidated financial statements appearing under Part II, Item 8 of this Annual Report.

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

We have begun producing certain of the reagents required for the glycoPEGylation at BTPH and Merck & Cie using the know-how transferred to us from Teva under our Reagent Supply and Technology Transfer Agreement. We have not completed the manufacturing process for all these reagents and cannot guarantee that we will be able to produce them successfully, or scale up our production for the quantities needed for commercialization.

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

Any failure to comply with cGMP requirements or other FDA or comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop pegozafermin or any future product candidates and market our products following approval. Our primary source suppliers, BTPH and BiBo, have not yet manufactured a commercial product, and as a result, have not been subject to inspection by the FDA and other comparable foreign regulatory authorities.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop our product candidates and commercialize any products that receive regulatory approval on a timely basis. Supply chain issues, including those resulting from the ongoing war in Ukraine and the acts of piracy and military unrest in the Red Sea, may affect our third-party vendors and cause delays. Furthermore, since we have engaged a manufacturer located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the legislation or policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, WuXi Biologics, which we have engaged as a potential commercial supply chain vendor, is identified in the U.S. legislation known as the BIOSECURE Act, which was proposed in the 118th Congress, as a “biotechnology company of concern.” The version of the BIOSECURE Act introduced in the U.S. House of Representatives during the 118th Congress would prohibit federal agencies from entering into procurement contracts with, as well as providing grants and loans to, an entity that uses biotechnology equipment or services from a biotechnology company of concern, and includes a grandfathering provision allowing biotechnology equipment and services provided or produced by named “biotechnology companies of concern” under a contract or agreement entered into before the effective date until January 1, 2032. The pathway and timing for the BIOSECURE Act or its provisions to become law are uncertain. Foreign CMOs may be subject to U.S. legislation, including the proposed BIOSECURE Act, trade restrictions, and other foreign regulatory requirements that could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. These and other risks associated with our collaboration with BiBo, based in China, may materially adversely affect our ability to attain or maintain quantities of pegozafermin needed for commercialization, if approved. In addition, we have agreed to arbitrate claims related to the Collaboration Agreement with BiBo in Shanghai under the laws of the People’s Republic of China, which may limit our ability to enforce our contractual rights against BiBo. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China, which could have an adverse effect on our business, financial condition, results of operations and prospects. Developments in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the United Kingdom, could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause delay to our clinical development programs. Furthermore, if the BIOSECURE Act is passed and one or more of our collaborators in China is deemed to be a biotechnology company of concern, our operations and financial condition may be negatively impacted as a result of any delays or increased costs arising from the trade restrictions and other foreign regulatory requirements affecting such collaborators. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. For example, in the event that we need to switch our third-party manufacturer of pegozafermin from BTPH or BiBo, which are our primary manufacturing sources for pegozafermin, we anticipate that the complexity of the glycoPEGylation manufacturing process may materially impact the amount of time it may take to secure a replacement manufacturer. The delays associated with the verification of a new manufacturer, if we are able to identify an alternative source, could negatively affect our ability to develop product candidates in a timely manner or within budget.

Pegozafermin and any future product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

While we believe that pegozafermin has been generally well tolerated with a favorable safety profile in our clinical trials, patients have experienced adverse events that have been considered treatment-related. Some of the more common adverse events included diarrhea, nausea, injection site erythema, injection site rash and increase appetite. Undesirable side effects caused by pegozafermin or any future product candidates or by other companies’ similar approved drugs or product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Additional clinical studies may be required to evaluate the safety profile of pegozafermin or any future product candidates. As with other drugs, we have seen evidence of adverse effects in animal and human studies and it is possible that other adverse effects will become apparent in ongoing or future animal or human studies. It may be difficult to discern whether certain events or symptoms observed during our clinical trials or by patients using our approved products are related to pegozafermin or any future product candidates or approved products or some other factor. As a result, we and our development programs may be negatively affected even if such events or symptoms are ultimately determined to be unlikely related to pegozafermin or any future product candidates or approved products. Our Phase 1 and Phase 2 clinical trials have involved a limited number of patients and limited duration of exposure to pegozafermin. As a result, we cannot be assured that adverse effects of pegozafermin will not be uncovered when a larger number of patients are exposed to the product candidate in our Phase 3 clinical trials. Further, we expect that pegozafermin will require multiple administrations via subcutaneous injection in the course of a clinical trial. This chronic administration increases the risk that rare adverse events or chance findings are discovered in the commercial setting, where pegozafermin would be administered to more patients or for greater periods of time, that were not uncovered by our clinical drug development programs.

We are developing pegozafermin for the treatment of MASH and SHTG. The requirements for approval of pegozafermin by the FDA and comparable foreign regulatory authorities may be difficult to predict and may change over time, which makes it difficult to predict the timing and costs of the clinical development.

We are developing pegozafermin for the treatment of MASH. Although there are guidelines issued by the FDA and comparable foreign regulatory authorities for the development of drugs for the treatment of MASH, the development of a novel product candidates such as pegozafermin may be more expensive and take longer than for other, better known or extensively studied product candidates. As other companies are in later stages of clinical trials for their potential MASH therapies, we expect that the path for regulatory approval for MASH therapies may continue to evolve in the near term as these other companies refine their regulatory approval strategies and interact with regulatory authorities. Such evolution may impact our future clinical trial designs, including trial size and endpoints, in ways that we cannot predict today. In particular, regulatory authority expectations about liver biopsy data may evolve especially as more information is published about the inherent variability in liver biopsy data. Certain of our competitors have experienced regulatory setbacks for MASH therapies following communications from the FDA and comparable foreign regulatory authorities. We currently do not know the impact, if any, that these setbacks could have on the path for regulatory approval for MASH therapies generally or for pegozafermin. In addition, another company has received regulatory approval for its MASH therapy, and such approval could impact our development of pegozafermin. We may have difficulty enrolling patients in our Phase 3 program for patients with MASH if patients choose to take such approved drug, rather than enroll in a clinical trial. In addition, such approved MASH therapy will establish initial pricing and labelling expectations, which could impact our pricing and labelling if pegozafermin receives marketing approval.

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

The global economy, including credit and financial markets, have experienced extreme volatility and disruptions at various points over the last few decades, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, fluctuating interest rates, and uncertainty about economic stability. In addition, the effects of global economic conditions, including new or increased tariffs and other barriers to trade, trade and other international disputes, slower growth or recession, high unemployment, labor availability constraints, significant natural disasters, including as a result of climate change, changes to fiscal and monetary policy or government budget dynamics, particularly in the pharmaceutical and biotech areas, may have adverse effects on our business and financial condition. For example, public health crises have resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. In addition, the Federal Reserve has previously raised interest rates multiple times in response to concerns about inflation and it may raise them again. Fluctuation in interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflicts between Russia and Ukraine and between Israel and surrounding areas and the rising tensions between China and Taiwan have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our service providers, manufacturers or other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. Our internal technology systems and infrastructure, and those of our current or future third-party collaborators, service providers, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access or use resulting from malware, natural disasters, terrorism, war and information technology, telecommunication and electrical failures, denial-of-service attacks, cyber-attacks or cyber-intrusions over the Internet, hacking, phishing and other social engineering attacks, persons inside our organizations (including employees or contractors), loss or theft, or persons with access to systems inside our organization. From time to time, we are subject to periodic phishing attempts. In 2021, we implemented remedial measures promptly following a business email compromise caused by phishing, however, we cannot guarantee that our implemented remedial measures will prevent additional related, as well as unrelated, incidents. If a material system failure, accident or security breach were to occur and cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in a material disruption of our development programs and significant reputational, financial, legal, regulatory, business or operational harm.

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

If the market opportunities for our approved product candidates, if any, are smaller than we expect, it could materially and adversely affect our financial condition and results of operation.

If the market opportunity for our products, if approved, is smaller than we expect, we may never become or remain profitable nor generate sufficient revenue growth to sustain our business even if we obtain significant market share for them. The potentially addressable patient population for our products may be limited or may not be amenable to treatment with our products, and new patients may become increasingly difficult to identify or access, which would adversely affect our results of operations and our business.

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

While the FDA has approved a product for the treatment of MASH and there are guidelines issued by the FDA for the development of drugs for the treatment of MASH, it is unclear whether the requirements for approval will change in the future or whether the FDA will rely on regulatory precedent for future regulatory approvals. Any such changes may require us to conduct new trials that could delay our timeframe and increase the costs of our programs related to pegozafermin or any future product candidate for the treatment of MASH or SHTG.

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

In September 2023, we received Breakthrough Therapy designation for pegozafermin in MASH from the FDA and in March 2024, the EMA granted PRIME status to pegozafermin in patients with MASH. We may in the future seek Breakthrough Therapy designation, Fast Track designation or PRIME designation for other indications or future product candidates. However, even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA, EMA or similar regulatory agency would decide to grant them.

In addition, breakthrough Therapy, Fast Track and PRIME designations may not result in a faster development process, review or approval compared to conventional FDA or EMA procedures, respectively. In addition, even though pegozafermin is designated as a Breakthrough Therapy in MASH, the FDA may later decide that the product candidate no longer meets the conditions for designation and the designation may be rescinded. The Breakthrough Therapy, Fast Track and PRIME designations do not assure ultimate regulatory approval by the FDA or the EMA. Many drugs and biologics that have received Breakthrough Therapy, Fast Track or PRIME designation have failed to obtain approval. See Part I, Item 1. “Business—Expedited Programs for Serious Conditions” in this Annual Report on Form 10-K.

We conduct clinical trials for pegozafermin at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We have conducted and expect to continue conducting one or more of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates. Even if the FDA accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or to continue such trials once initiated.

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

Disruptions at the FDA and other government agencies could negatively affect the review of our regulatory submissions, which could negatively impact our business.

The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including disruptions caused by government shutdowns and public health crises, or layoffs of federal workers by the federal government. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The BPCIA was enacted as part of the ACA to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when processes intended to implement BPCIA may be fully adopted by the FDA, any of these processes could have a material adverse effect on the future commercial prospects for our biological products.

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

Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures. The Inflation Reduction Act of 2022 (“IRA”) includes several measures intended to lower the cost of prescription drugs and related healthcare reforms. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

Similar to the patent rights of other biotechnology companies, the scope, validity and enforceability of our owned and licensed patent rights generally are highly uncertain and involve complex legal and factual questions. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Historically, these areas have been the subject of much litigation in the industry. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or collaborators’ patent rights are highly uncertain. Our and our current or future licensors’, licensees’ or collaborators’ pending and future patent applications may not result in patents being issued that protect our technology or product candidates, or products resulting therefrom, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our current or future licensors, licensees or collaborators to narrow the scope of the claims of pending and future patent applications, which would limit the scope of patent protection that is obtained, if any. Accordingly, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated. Thus, there is no assurance as to the degree and range of protections any of our patents, if issued, may afford us or whether patents will be issued. Our and our current or future licensors’, licensees’ or collaborators’ patent applications cannot be enforced against third parties practicing the technology that is currently claimed in such applications unless and until a patent issues from such applications, and then only to the extent the claims that issue are broad enough to cover the technology being practiced by those third parties.

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

In addition, if we issue warrants in the future, we may need to settle exercises of such warrants in shares of our common stock. The issuance of shares of our common stock upon exercise of warrants will dilute the ownership interests of our stockholders, which could depress the trading price of our common stock. In addition, the market’s expectation that exercises may occur could depress the trading price of our common stock even in the absence of actual exercises. Moreover, the expectation of exercises could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock.

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

Existing stockholders could suffer dilution or be negatively affected by fixed payment obligations we may incur if we raise additional funds through the issuance of additional equity securities, including under the 2023 ATM Facility (defined below), or debt. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants or protective rights that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

We may issue warrants in the future, and hedging activity by investors in such warrants could depress the trading price of our common stock.

We may issue warrants in the future and investors in such warrants may seek to employ an arbitrage strategy. Under this strategy, investors typically short sell a certain number of shares of our common stock and adjust their short position over time while they continue to hold the warrants. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of, or in addition to, short selling shares of our common stock. This market activity, or the market’s perception that it will occur, could depress the trading price of our common stock.

General Risk Factors

Our directors, executive officers and current holders of 5% or more of our capital stock have substantial control over our company, which could limit your ability to influence the outcome of matters subject to stockholder approval, including a change of control.

As of December 31, 2024, our executive officers, directors and other holders of 5% or more of our common stock beneficially owned a majority of our outstanding common stock. As a result, our executive officers, directors and other holders of 5% or more of our common stock, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, executive officers and other holders of 5% or more of our common stock, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of our common stock as part of a sale of our company.

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

As of December 31, 2024, we had U.S. federal and state net operating loss (“NOL”) carryforwards of $255.5 million and $496.5 million, respectively, which may be available to offset future taxable income. As of December 31, 2024, we also had gross federal tax credits of $19.7 million, which may be used to offset future tax liabilities. Certain NOLs and tax credit carryforwards will begin to expire in 2039. Use of our NOL carryforwards and tax credit carryforwards depends on many factors, including having current or future taxable income, which cannot be assured.

In addition, in December 2023, the Israeli Tax Authorities issued a tax assessment claiming our 2019 reorganization and intercompany transaction to license the intellectual property rights from our subsidiary in Israel should be treated as a sale of intellectual property rights. As of December 31, 2024, discussions with the Israel Tax Authorities are ongoing. If this matter is litigated and the Israeli Tax Authorities are able to successfully sustain their position and we are required to pay a tax assessment, it could impact our NOL carryforwards and our results of operations and financial condition could be materially and adversely affected. See further discussion in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Income Taxes” and in Note 9 to our consolidated financial statements appearing under Part II, Item 8 of this Annual Report on Form 10-K.

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

We regularly evaluate the cybersecurity risks that could affect our information systems, as well as on an ad hoc basis when there is a significant change in how we do business that may increase the exposure of our information systems to such risks. These evaluations include identifying the possible internal and external risks, how likely and harmful they are, and whether our current policies, procedures, systems, and safeguards are adequate to handle them.

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

Since the beginning of the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, including our business strategy, results of operations or financial condition, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. For additional information regarding these risks, please refer to Item 1A, “Risk Factors,” “We depend on our information technology systems and those of our third-party collaborators, service providers, contractors or consultants. Our internal computer systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer security breaches, disruptions, or incidents, which could result in a material disruption of our development programs or loss of data or compromise the privacy, security, integrity or confidentiality of sensitive information related to our business and have a material adverse effect on our reputation, business, financial condition or results of operations” in this Annual Report on Form 10-K.

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

The IT Security Steering Committee, which is in charge of our cybersecurity policies and procedures, including the ones discussed in “Risk Management and Strategy” above, is led by our Chief Financial Officer, who has nine years of senior leadership experience at public biotechnology companies, including six years with 89bio. The IT Security Steering committee also includes our Director of IT, who is an experienced Information Technology professional and has over 20 years of experience managing information technology, of which more than 10 years pertain to cybersecurity related experience.

Item 2. Properties.

Our corporate headquarters is located in San Francisco, California, and consists of 17,616 square feet of office space under a lease that expires in March 2027. We believe that our current space is adequate for our needs. We also believe we will be able to obtain additional space, as needed, on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on The Nasdaq Global Market under the symbol “ETNB” since November 11, 2019. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of February 24, 2025, there were approximately five stockholders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Stock Performance Graph

The following is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing.

The graph below compares the five-year cumulative total stockholder return of $100 (and the reinvestment of any dividends thereafter) on December 31, 2019 (the last trading day for the year ended December 31, 2019) in (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The stock price performance reflected in the graph below is not necessarily indicative of future performance.

Comparison of 5-Year Cumulative Total Return*
Among 89bio Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
89bio, Inc.
Nasdaq Composite Total Return
Nasdaq Biotechnology Total Return

*$100 INVESTED ON DECEMBER 31, 2019 IN STOCK OR
INDEX (INCLUDING REINVESTMENT OF DIVIDENDS)

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
89bio, Inc.	$100.00	$92.70	$49.71	$48.42	$42.49	$29.75
Nasdaq Composite Total Return	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
Nasdaq Biotechnology Total Return	$100.00	$126.42	$126.45	$113.65	$118.87	$118.20

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, pegozafermin, a specifically engineered glycoPEGylated analog of fibroblast growth factor 21 (“FGF21”), is currently being developed for the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”), previously known as nonalcoholic steatohepatitis, and for the treatment of severe hypertriglyceridemia (“SHTG”). Refer to the section titled “Business” in Part I, Item 1 of this Annual Report on Form 10-K for additional information related to our clinical development programs in MASH and SHTG.

We commenced operations in 2018 and have devoted substantially all of our resources to raising capital, acquiring our initial product candidate, identifying and developing pegozafermin, licensing certain related technology, conducting research and development activities (including preclinical studies and clinical trials) and providing general and administrative support for these activities.

In April 2024, we entered into a collaboration agreement (the “Collaboration Agreement”) with BiBo Biopharma Engineering Co., Ltd. (“BiBo”), pursuant to which BiBo will construct a production facility specifically designed to supply us with pegozafermin for commercialization, if approved (the “Production Facility”). Pursuant to the Collaboration Agreement, BiBo will build the Production Facility at BiBo’s facility in the Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone to manufacture the bulk active ingredient (the “Drug Substance”) required to produce pegozafermin for commercial supply. The platform is expected to provide us with manufacturing capacity to meet our commercial needs.

We expect our existing cash, cash equivalents and marketable securities of $440.0 million as of December 31, 2024, supplemented by $269.9 million in net proceeds from our February 2025 equity offering, will be sufficient to fund our planned operating expenses and capital expenditure requirements for a period of at least one year following the filing of this Form 10-K.

We have incurred net losses since our inception. Our net losses for the years ended December 31, 2024, 2023 and 2022 were $367.1 million, $142.2 million and $102.0 million, respectively. As of December 31, 2024, we had an accumulated deficit of $824.5 million. We expect to continue to incur significant expenses and increasing operating losses as we advance pegozafermin and any future product candidates through clinical trials, seek regulatory approval for pegozafermin and any future product candidates, expand our clinical, regulatory, quality, manufacturing and commercialization capabilities, protect our intellectual property, prepare for and, if approved, proceed to commercialization of pegozafermin and any future product candidates, expand our general and administrative support functions, including hiring additional personnel, and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Components of Results of Operations

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our lead product candidate, pegozafermin. Our research and development expenses consist primarily of external costs related to preclinical and clinical development, including costs related to acquiring patents and intellectual property, expenses incurred under license agreements and agreements with contract research organizations and consultants, costs incurred pursuant to the Collaboration Agreement with BiBo, costs related to acquiring and manufacturing clinical trial materials, including under agreements with contract manufacturing organizations and other vendors, costs related to the preparation of regulatory submissions and expenses related to laboratory supplies and services, as well as personnel costs. Personnel costs consist of salaries, employee benefits and stock-based compensation for individuals involved in research and development efforts.

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

Interest Expense

Interest expense consists of cash interest related to our term loan facility, noncash interest attributable to the accretion of end of term loan fees, amortization of deferred debt issuance costs related to our term loan facility and loss on extinguishment of debt.

Interest Income and Other, Net

Interest income and other, net is primarily comprised of interest income derived from marketable securities, including the accretion of discounts and amortization of premiums.

Income Taxes

We make estimates of the amounts to recognize for income taxes in each tax jurisdiction in which we operate. In addition, provisions are established for uncertain tax positions taken.

Results of Operations

A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 1, 2024.

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	Change
Operating expenses:
Research and development	$345,037	$122,230	$222,807
General and administrative	39,619	28,974	10,645
Total operating expenses	384,656	151,204	233,452
Loss from operations	(384,656)	(151,204)	(233,452)
Interest expense	(5,290)	(4,794)	(496)
Interest income and other, net	23,559	17,676	5,883
Income tax expense	(692)	(3,867)	3,175
Net loss	$(367,079)	$(142,189)	$(224,890)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	Change
Contract manufacturing	$209,223	$52,799	$156,424
Clinical development	100,048	44,684	55,364
Personnel-related expenses	32,400	23,028	9,372
Other expenses	3,366	1,719	1,647
Total research and development expenses	$345,037	$122,230	$222,807

Research and development expenses increased by $222.8 million to $345.0 million in 2024, compared to $122.2 million in 2023. This increase was primarily attributable to a $156.4 million increase in contract manufacturing costs, which included $121.5 million (net of applicable value-added tax) in milestone payments made to BiBo pursuant to the Collaboration Agreement to secure manufacturing capacity to produce pegozafermin for our commercial needs. The remaining increase in contract manufacturing costs was primarily related to the supply of pegozafermin and clinical materials for our three Phase 3 clinical trials. Clinical development costs also increased by $55.4 million primarily due to the initiation and continuation of our Phase 3 clinical trials. Additionally, personnel-related expenses, including stock-based compensation, increased by $9.4 million primarily due to increased headcount.

General and Administrative Expenses

General and administrative expenses increased by $10.6 million to $39.6 million in 2024, compared to $29.0 million in 2023. This increase was primarily attributable to a $5.4 million increase in personnel-related expenses, including a $2.3 million increase in stock-based compensation, reflecting higher headcount to support our growth. The increase was also driven by a $3.7 million increase in consulting and professional fees and a $1.5 million increase in facilities and other costs.

Interest Expense

Interest expense increased by $0.5 million to $5.3 million in 2024 from $4.8 million in 2023. This increase was primarily attributable to higher average debt balances and interest rates in 2024 compared to 2023.

Interest Income and Other, Net

Interest income and other, net increased by $5.9 million to $23.6 million in 2024 from $17.7 million in 2023. This increase was primarily attributable to increased average investment balances and higher average yields earned on those balances in 2024, compared to 2023.

Income Tax Expense

Income tax expense decreased by $3.2 million to $0.7 million in 2024 from $3.9 million in 2023. The 2023 income tax expense primarily related to a provision for uncertain tax positions. Refer to Note 9 to our consolidated financial statements appearing under Part II, Item 8 of this Annual Report for additional discussion.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $440.0 million and an accumulated deficit of $824.5 million.

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

In 2023, we sold 2,168,539 shares of our common stock under the 2021 ATM Facility and 2023 ATM Facility and received net proceeds of $37.1 million.

In 2024, we sold 1,396,888 shares of our common stock under the 2023 ATM Facility and received net proceeds of $21.0 million. There were no sales under the 2023 ATM facility for the three months ended December 31, 2024. As of December 31, 2024, there was $104.4 million remaining for future sales under the 2023 ATM Facility.

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

In November 2024, we completed an underwritten public offering of our common stock and pre-funded warrants to purchase shares of our common stock and raised net proceeds of $136.3 million, after deducting underwriting discounts and commissions of $7.2 million and other offering costs of $0.3 million.

In February 2025, we completed an underwritten public offering of our common stock and pre-funded warrants to purchase shares of common stock and raised net proceeds of $269.9 million, after deducting underwriting discounts and commissions of $17.3 million and other offering costs of $0.3 million.

Exercises of Common Stock Warrants

In 2023, warrants to purchase 2,927,570 shares of our common stock were exercised for cash generating proceeds of $15.6 million.

In 2024, pre-funded warrants to purchase 799,906 shares of our common stock were exercised via cashless exercises and warrants to purchase 10,179,789 shares of our common stock were exercised for cash generating proceeds of $54.2 million resulting in the issuance of a total of 10,979,695 shares of common stock.

Term Loan Facility

In January 2023, we entered into a Loan and Security Agreement (the “Original Loan Agreement”) with the lender parties thereto (the “Lenders”), K2 HealthVentures LLC as administrative agent and Ankura Trust Company, LLC as collateral agent. The Original Loan Agreement provided for a term loan facility with a maximum aggregate principal of $100.0 million, consisting of up to four separate delayed-draw term loans (“Initial Term Loan”). Upon execution of the agreement, we drew $25.0 million pursuant to the Original Loan Agreement. An additional $25.0 million expired undrawn and $50.0 million available at the Lenders’ discretion lapsed upon refinancing of the debt (discussed below).

In September 2024, we entered into an amendment to the Original Loan Agreement (the “Amendment” and the Original Loan Agreement, as amended by the Amendment, the “Loan Agreement”) increasing the maximum aggregate principal amount in delayed-draw term loans to $150.0 million (the “Term Loan”) from $100.0 million. The Loan Agreement consists of (i) a first tranche of $70.0 million, of which $35.0 million was funded at closing (including the refinancing of the existing $25.0 million principal balance outstanding) and of which an additional $35.0 million is available through June 30, 2025, (ii) a second tranche of $30.0 million available to be funded upon the achievement of a specific clinical development milestone through December 31, 2025, and (iii) a third tranche of up to $50.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders. We have not drawn any additional advances under the Loan Agreement since the September 2024 refinancing.

Funding Requirements

Our primary use of cash is to fund operating expenses, which consist primarily of research and development and manufacturing expenditures related to our lead product candidate, pegozafermin. We plan to increase our research and development expenses for the foreseeable future as we continue the clinical development of our current and future product candidates. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our current product candidate or any future product candidates. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or our current or any future license agreements which we may enter into or whether, or when, if ever, we may achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast the timing and amounts of milestone, royalty and other revenue from licensing activities, which future product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Based on our current operating plan, we expect our existing cash, cash equivalents and marketable securities of $440.0 million as of December 31, 2024, supplemented by $269.9 million in net proceeds from our February 2025 equity offering, will be sufficient to fund our operations for a period of at least one year following the filing of this Form 10-K. However, our operating plans and other demands on our cash resources may change as a result of many factors, and we may seek additional funds sooner than planned. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

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
•
the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•
the cost overruns under the Collaboration Agreement if the actual costs of the Production Facility are greater than the estimated budget.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(367,823)	$(129,186)
Investing activities	(40,864)	(123,019)
Financing activities	218,586	513,111
Net change in cash and cash equivalents	$(190,101)	$260,906

Operating Activities

For the year ended December 31, 2024, net cash used in operating activities of $367.8 million reflects a net loss of $367.1 million and a net change of $14.5 million in operating assets and liabilities, partially offset by aggregate noncash charges of $13.8 million. The net loss was driven by milestone payments of $121.5 million (net of applicable value-added tax) made to our contract manufacturing partner, BiBo, under the Collaboration Agreement to secure manufacturing capacity to produce pegozafermin for our commercial needs. Noncash charges primarily included stock-based compensation expense of $20.6 million, a loss on extinguishment of debt of $1.5 million related to the refinancing of our term loan, noncash operating lease expense of $0.7 million and amortization of debt discount and accretion of deferred debt costs of $0.8 million, offset in part by net accretion of discounts on marketable securities of $10.0 million. The net change in operating assets and liabilities used cash of $14.5 million and was primarily due to an increase in prepaid and other assets of $21.7 million as we made prepayments related to the initiation and continuation of our Phase 3 clinical trials, and a decrease in lease liabilities of $0.5 million, partially offset by a net increase in accounts payable and accrued expenses of $7.0 million driven by timing of payments made and an increase in services rendered by contract research organizations and contract manufacturing organizations in connection with the Phase 3 clinical trials.

For the year ended December 31, 2023, net cash used in operating activities of $129.2 million reflects a net loss of $142.2 million, partially offset by aggregate non-cash charges of $12.3 million and a net change of $0.7 million in our net operating assets and liabilities. The change in our operating assets and liabilities was primarily due to a net increase in accounts payable and accrued expenses of $4.0 million due to the timing of payments to vendors and a $3.7 million increase in other non-current liabilities related to tax accruals, offset in part by an increase in prepaid and other assets of $6.9 million related to our clinical trials, contract manufacturing and scale-up activities. Non-cash charges primarily included stock-based compensation expense of $16.1 million, a loss on debt extinguishment of $1.2 million related to our prior term loan, amortization of debt discount and accretion of the end of term fee related to our term loan facility of $0.9 million, offset in part by net accretion of discounts on marketable securities of $6.2 million.

Investing Activities

For the year ended December 31, 2024, net cash used in investing activities was $40.9 million, which consisted of $376.1 million in purchases of marketable securities, offset in part by $335.2 million in proceeds from sales and maturities of marketable securities.

For the year ended December 31, 2023, net cash used in investing activities was $123.0 million, which consisted of $341.1 million in purchases of marketable securities, offset in part by $218.1 million in proceeds from sales and maturities of marketable securities.

Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $218.6 million, which primarily consisted of net proceeds of $136.3 million from the sale of common stock in public offerings, proceeds of $54.2 million from the exercise of common stock warrants, net proceeds of $21.0 million pursuant to the sale of our common stock under our 2023 ATM Facility, net proceeds of $9.3 million from borrowings under the Loan Agreement and proceeds of $0.6 million from employee stock plans. Partially offsetting these inflows were $2.9 million in cash outflows. This amount primarily reflects payments for employee withholding taxes associated with the net share settlement of restricted stock units. Additionally, a portion of these payments related to payments of deferred offering costs.

For the year ended December 31, 2023, net cash provided by financing activities was $513.1 million, which primarily consisted of net proceeds of $458.8 million from the sale of common stock in public offerings, net proceeds of $37.1 million pursuant to the sale of our common stock under our 2021 ATM Facility and 2023 ATM Facility, net proceeds of $24.4 million from borrowings under a term loan, proceeds of $15.6 million from the exercise of warrants and proceeds of $0.9 million from employee stock plans. This was offset in part by the repayment in full of $21.4 million on a prior term loan, including end of term and prepayment fees, and payments for taxes of $2.3 million related to net share settlement upon vesting of restricted stock units.

Contractual Obligations and Commitments

Our cash requirements greater than one year related to contractual obligations and commitments include the following:

Debt Obligations

As of December 31, 2024, the principal amount under our Loan Agreement was $35.0 million, which is scheduled to mature on October 1, 2028. The loan provides for interest-only payments until January 1, 2027, which can be extended to January 1, 2028 upon achievement of a clinical milestone. For additional information regarding the terms of the debt and interest payable, see Note 6 to our consolidated financial statements under Part II, Item 8 of this Annual Report on Form 10-K.

Asset Transfer and License Agreement with Teva Pharmaceutical Industries Ltd.

In April 2018, we concurrently entered into two Asset Transfer and License Agreements with Teva Pharmaceutical Industries Ltd (“Teva”) under which we acquired certain patents and intellectual property relating to two programs: (1) Teva’s glycoPEGylated FGF21 program, including the compound TEV-47948 (pegozafermin), a glycoPEGylated long-acting FGF21 (the “FGF21 Agreement”) and (2) Teva’s development program of small molecule inhibitors of Fatty Acid Synthase (the “FASN Agreement” and together with the FGF21 Agreement, the “Teva Agreements”). In the fourth quarter of 2024, we returned to Teva all rights associated with the program under the FASN Agreement. We did not develop any product candidates under the FASN Agreement. Pursuant to the Teva Agreements, we paid Teva an initial nonrefundable upfront payment of $6.0 million. Under the FGF21 Agreement, we are required to pay Teva $2.5 million upon the achievement of a specified clinical development milestone (payable once, upon the first time such milestone is achieved) and additional payments totaling up to $65.0 million upon achievement of certain commercial milestones. We are also obligated to pay Teva tiered royalties at percentages in the low-to-mid single-digits on worldwide net sales on all products containing pegozafermin. In the fourth quarter of 2023, we made a $2.5 million milestone payment to Teva following the achievement of a clinical development milestone under the FGF21 program in SHTG. As of December 31, 2024, the timing and likelihood of achieving any remaining milestones under the FGF21 Agreement are uncertain.

The FGF21 Agreement can be terminated (i) by us without cause upon 120 days’ written notice to Teva, (ii) by either party, if the other party materially breaches any of its obligations under the agreement and fails to cure such breach within 60 days after receiving notice thereof, or (iii) by either party, if a bankruptcy petition is filed against the other party and is not dismissed within 60 days. In addition, Teva can also terminate the agreement related to their glycoPEGylated FGF21 program in the event we, or any of our affiliates or sublicensees, challenges any of the Teva patents licensed to us, and the challenge is not withdrawn within 30 days of written notice from Teva.

Production Facility Funding Commitments

In April 2024, we entered into the Collaboration Agreement, pursuant to which BiBo will construct the Production Facility. Under the Collaboration Agreement, we are required to pay BiBo an aggregate of $135.0 million (exclusive of applicable value-added tax) toward the construction of the Production Facility (collectively, the “Payment”), of which $121.5 million (net of applicable value-added tax) in milestone payments were paid during the year ended December 31, 2024. The remaining $13.5 million will become payable upon achievement of certain specified milestones. If the actual costs of the Production Facility are substantially greater than the estimated budget, the parties will negotiate a means of allocating such cost overruns.

Other Contractual Obligations and Commitments

As of December 31, 2024, our lease for our corporate headquarters represents substantially all of operating lease obligations and undiscounted future minimum lease payments of $2.1 million remain on our leases as of that date.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws. Our estimate for the potential outcome of any uncertain tax issue is based on the detailed facts and circumstances of each issue. For example, in December 2023, we received a primary assessment from the Israeli Tax Authorities (“ITA”) related to our 2019 reorganization and intercompany transaction to license the intellectual property rights from our Israeli subsidiary to our U.S. entity. The ITA has alleged that the transaction is deemed to be a sale of intellectual property rights. We are appealing the tax assessment and intend to continue to challenge the ITA’s position. We believe our accruals for unrecognized tax benefits as of December 31, 2024 are adequate. However, it is possible that the final resolution of this matter could have a material impact on our consolidated financial statements. See further discussion in Note 9 to our consolidated financial statements appearing under Part II, Item 8 of this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $440.0 million. We invest our excess cash primarily in money market funds and certificates of deposit, securities issued by the U.S. government and its agencies, corporate debt securities and commercial paper. We place our investments with high-quality credit issuers and, by policy, limit the amount of credit exposure to any one issuer. A portion of our investments consisting of interest-bearing securities are subject to interest rate risk and could decline in value due to a rise in interest rates. The portfolio includes cash equivalents and marketable securities with active secondary or resale markets to ensure portfolio liquidity. Due to the conservative nature of these instruments and the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment.

As of December 31, 2024, the aggregate outstanding principal balance under our term loan facility was $35.0 million. The term loan has a variable interest rate calculated by reference to the Prime Rate and matures on October 1, 2028. We carry these instruments at face value, less unamortized discounts and issuance costs, on our accompanying consolidated balance sheets. Based on the outstanding balance at December 31, 2024, an immediate 10% change in interest rates would not have a material effect on the fair value of our term loan, and would not have a significant impact on our financial statements as we do not record debt at fair value.

Foreign Exchange Risk

As a result of our operations in Israel, we have exposure to fluctuations in exchange rates from transactions that are denominated in the New Israeli Shekel (“NIS”). The functional currency of our subsidiary in Israel is the U.S. Dollar. Our exposure arises primarily from cash, accounts payable and accrued expenses denominated in NIS. We have not hedged our foreign currency since the exposure has not been material to our historical operating results. Based on our foreign currency exchange rate exposures at December 31, 2024, a hypothetical 10% adverse fluctuation in the average exchange rate of the NIS would not have had a material impact on our consolidated financial statements. We will continue to monitor and evaluate our exposure to foreign exchange risk as a result of entering into transactions denominated in currencies other than the U.S. Dollar.

Item 8. Financial Statements and Supplementary Data.

89BIO, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
89bio, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of 89bio, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

San Francisco, California
February 27, 2025

89bio, Inc.

Consolidated Balance Sheets

(In thousands, except share and par value amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$126,060	$316,161
Marketable securities	313,895	262,709
Prepaid and other current assets	36,495	14,664
Total current assets	476,450	593,534
Operating lease right-of-use assets	1,572	2,293
Property and equipment, net	23	46
Other assets	640	396
Total assets	$478,685	$596,269
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,382	$8,585
Accrued expenses	20,020	20,530
Operating lease liabilities, current	727	496
Total current liabilities	36,129	29,611
Operating lease liabilities, noncurrent	1,090	1,817
Warrant liability	516	—
Term loan, noncurrent, net	35,732	24,795
Other noncurrent liabilities	4,429	3,740
Total liabilities	77,896	59,963
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized; 119,849,436 and 93,269,377 shares issued and outstanding as of December 31, 2024 and 2023, respectively	120	93
Additional paid-in capital	1,224,617	993,455
Accumulated other comprehensive income	563	190
Accumulated deficit	(824,511)	(457,432)
Total stockholders’ equity	400,789	536,306
Total liabilities and stockholders’ equity	$478,685	$596,269

The accompanying notes are an integral part of these consolidated financial statements.

89bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Operating expenses:
Research and development	$345,037	$122,230	$80,796
General and administrative	39,619	28,974	21,453
Total operating expenses	384,656	151,204	102,249
Loss from operations	(384,656)	(151,204)	(102,249)
Interest expense	(5,290)	(4,794)	(1,922)
Interest income and other, net	23,559	17,676	2,164
Net loss before income tax	(366,387)	(138,322)	(102,007)
Income tax expense	(692)	(3,867)	(19)
Net loss	$(367,079)	$(142,189)	$(102,026)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	364	547	(299)
Foreign currency translation adjustments	9	(7)	13
Total other comprehensive income (loss)	$373	$540	$(286)
Comprehensive loss	$(366,706)	$(141,649)	$(102,312)
Net loss per share, basic and diluted	$(3.51)	$(2.00)	$(2.93)
Weighted-average shares used to compute net loss per share, basic and diluted	104,714,613	71,172,870	34,806,349

The accompanying notes are an integral part of these consolidated financial statements.

89bio, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Capital	(Loss) Income	Deficit	Equity
Balance as of December 31, 2021	20,317,204	$20	$339,218	$(64)	$(213,217)	$125,957
Issuance of common stock and warrants in public offering, net of issuance costs	18,675,466	20	88,219	—	—	88,239
Issuance of common stock in at-the-market public offering, net of issuance costs	3,948,611	4	28,449	—	—	28,453
Issuance of common stock upon exercise of common stock warrants	4,202,499	4	1,078	—	—	1,082
Issuance of common stock upon cashless exercise of pre-funded warrants	3,143,682	3	(3)	—	—	—
Issuance of common stock upon exercise of stock options	151,061	—	305	—	—	305
Issuance of common stock under employee stock purchase plan	18,364	—	50	—	—	50
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	103,703	—	(298)	—	—	(298)
Stock-based compensation	—	—	10,356	—	—	10,356
Net loss	—	—	—	—	(102,026)	(102,026)
Other comprehensive loss	—	—	—	(286)	—	(286)
Balance as of December 31, 2022	50,560,590	$51	$467,374	$(350)	$(315,243)	$151,832
Issuance of common stock and pre-funded warrants in public offering, net of issuance costs	37,029,105	37	458,553	—	—	458,590
Issuance of common stock in at-the-market public offerings, net of issuance costs	2,168,539	2	37,087	—	—	37,089
Issuance of common stock warrants related to term loan facility	—	—	482	—	—	482
Issuance of common stock upon exercise of common stock warrants	2,927,570	3	15,587	—	—	15,590
Issuance of common stock upon exercise of stock options	247,162	—	730	—	—	730
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	309,194	—	(2,732)	—	—	(2,732)
Issuance of common stock under employee stock purchase plan	27,217	—	268	—	—	268
Stock-based compensation	—	—	16,106	—	—	16,106
Net loss	—	—	—	—	(142,189)	(142,189)
Other comprehensive income	—	—	—	540	—	540
Balance as of December 31, 2023	93,269,377	$93	$993,455	$190	$(457,432)	$536,306
Issuance of common stock and pre-funded warrants in public offering, net of issuance costs	13,661,764	14	136,269	—	—	136,283
Issuance of common stock in at-the-market public offerings, net of issuance costs	1,396,888	2	21,047	—	—	21,049
Issuance of common stock warrants related to amended term loan facility	—	—	608	—	—	608
Issuance of common stock upon exercise of common stock warrants	10,179,789	10	54,197	—	—	54,207
Issuance of common stock upon cashless exercise of pre-funded warrants	799,906	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	76,003	—	242	—	—	242
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	412,558	—	(2,190)	—	—	(2,190)
Issuance of common stock under employee stock purchase plan	53,151	—	356	—	—	356
Stock-based compensation	—	—	20,634	—	—	20,634
Net loss	—	—	—	—	(367,079)	(367,079)
Other comprehensive income	—	—	—	373	—	373
Balance as of December 31, 2024	119,849,436	$120	$1,224,617	$563	$(824,511)	$400,789

The accompanying notes are an integral part of these consolidated financial statements.

89bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(367,079)	$(142,189)	$(102,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	20,634	16,106	10,356
Accretion of discounts on marketable securities, net of amortization of premiums	(9,972)	(6,242)	(980)
Amortization of debt discount and accretion of deferred debt costs	831	874	764
Loss on extinguishment of debt	1,503	1,208	—
Noncash operating lease expense	721	223	175
Depreciation	38	50	65
Other	29	127	—
Changes in operating assets and liabilities:
Prepaid and other assets	(21,726)	(6,921)	3,331
Accounts payable	7,058	(3,917)	5,659
Accrued expenses	(53)	7,876	1,750
Operating lease liabilities	(496)	(121)	(184)
Other noncurrent liabilities	689	3,740	—
Net cash used in operating activities	(367,823)	(129,186)	(81,090)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	335,225	218,133	118,760
Purchases of marketable securities	(376,074)	(341,148)	(152,696)
Purchases of property and equipment	(15)	(4)	(7)
Net cash used in investing activities	(40,864)	(123,019)	(33,943)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants in public offerings, net of issuance costs	136,283	458,843	88,239
Proceeds from issuance of common stock in at-the-market public offerings, net of issuance costs	21,049	37,089	28,453
Proceeds from term loan facility, net of issuance costs	9,349	24,363	—
Proceeds from issuance of common stock upon exercise of common stock warrants	54,207	15,590	1,082
Proceeds from issuance of common stock upon exercise of stock options	242	633	305
Proceeds from issuance of common stock under employee stock purchase plan	356	268	50
Payments of deferred offering costs	(253)	—	—
Payments for taxes related to net share settlement upon vesting of restricted stock units	(2,647)	(2,275)	(298)
Repayment of term loan	—	(21,400)	—
Net cash provided by financing activities	218,586	513,111	117,831
Net change in cash and cash equivalents	(190,101)	260,906	2,798
Cash and cash equivalents:
Beginning of period	316,161	55,255	52,457
End of period	$126,060	$316,161	$55,255
Supplemental disclosures of cash information:
Cash paid for interest	$3,135	$2,593	$1,076
Cash paid for amounts included in the measurement of lease liabilities	$774	$185	$234
Supplemental disclosures of noncash information:
Unpaid offering costs included in accrued expenses	$—	$253	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$2,080	$—
Remeasurement of lease liability and right of use asset in connection with lease modification	$—	$—	$338
Issuance of common stock warrants in connection with term loans	$608	$482	$—

The accompanying notes are an integral part of these consolidated financial statements.

89bio, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Description of Business

89bio, Inc. (including its consolidated subsidiaries, also referred to as “89bio,” the “company,” “we,” “our” or “us”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, pegozafermin, a specifically engineered glycoPEGylated analog of fibroblast growth factor 21 (“FGF21”), is currently being developed for the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”), previously known as nonalcoholic steatohepatitis, and for the treatment of severe hypertriglyceridemia (“SHTG”).

89bio was formed as a Delaware corporation in June 2019 to carry on the business of 89Bio Ltd., which was incorporated in Israel in January 2018.

Liquidity

We have incurred significant losses and negative cash flows from operations since inception and had an accumulated deficit of $824.5 million as of December 31, 2024. We have historically financed our operations primarily through the sale of equity securities, including warrants, and from borrowings under term loan facilities. To date, none of our product candidates have been approved for sale, and we have not generated any revenue from commercial products. We expect operating losses to continue and increase for the foreseeable future as we progress our clinical development activities for our product candidates.

We believe our existing cash, cash equivalents and marketable securities of $440.0 million as of December 31, 2024, supplemented by $269.9 million in net proceeds from our February 2025 equity offering, will be sufficient to fund our planned operating expense and capital expenditure requirements for a period of at least one year from the issuance date of these consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of 89bio and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying consolidated financial statements include but are not limited to accruals for uncertain tax positions, accrued research and development expenses and the valuation of stock options. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

Foreign Currencies

We engage in foreign-currency-denominated transactions with certain vendors, as well as between subsidiaries with different functional currencies. Our subsidiary in Israel uses the U.S. dollar as its functional currency for financial reporting. Gains and losses from foreign-currency-denominated transactions, primarily denominated in

New Israeli Shekels, were not material for all periods presented and are reflected in the consolidated statements of operations and comprehensive loss as a component of interest income and other, net. Our subsidiary in Lithuania uses the Euro as its functional currency for financial reporting. The re-measurement from Euros to U.S. dollars results in translation gain and loss adjustments, which are included in the consolidated balance sheets as part of accumulated other comprehensive income.

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

Financial Instruments Not Carried at Fair Value

Our financial instruments, including cash, other current assets, accounts payable and accrued expenses are carried at cost which approximates their fair value because of the short-term nature of these financial instruments. The fair value of our term loan approximates its carrying value, or amortized cost, due to the prevailing market rates of interest it bears.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. Bank deposits are held by accredited financial institutions and these deposits may at times be in excess of insured limits. We limit our credit risk associated with cash and cash equivalents by placing them with financial institutions that we believe are of high quality. We have not experienced any losses on our deposits of cash or cash equivalents. We have established guidelines relative to diversification and maturities to maintain safety and liquidity and limit amounts invested in marketable securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. As of December 31, 2024, we do not believe a significant risk of loss from a concentration of credit risk exists with respect to our marketable securities.

Other Risks and Uncertainties

Our future results of operations involve a number of other risks and uncertainties. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, our early stages of clinical drug development; our ability to advance product candidates into, and successfully complete, clinical trials on the timelines we project; our ability to adequately demonstrate sufficient safety and efficacy of our product candidates; our ability to enroll patients in our ongoing and future clinical trials; our ability to successfully manufacture and supply our product candidates for clinical trials; our ability to obtain additional capital to finance our operations; uncertainties related to the projections of the size of patient populations suffering from the diseases we are targeting; our ability to obtain, maintain, and protect our intellectual property rights;

developments relating to our competitors and our industry, including competing product candidates and therapies; general economic and market conditions; and other risks and uncertainties.

Our product candidates will require approvals from the U.S. Food and Drug Administration and comparable foreign regulatory agencies prior to commercial sales in their respective jurisdictions. There can be no assurance that any product candidates will receive the necessary approvals. If we are denied approval, approval is delayed or we are unable to maintain approval for any product candidate, it could have a materially adverse impact on us.

Segment Information

Operating segments are defined as components of an enterprise that have the following characteristics: (i) they engage in business activities from which they may earn revenue and incur expense, (ii) their operating results are regularly reviewed by the chief operating decision maker (“CODM”) for resource allocation decisions and performance assessment, and (iii) their discrete financial information is available. Our CODM is our Chief Executive Officer, who manages and allocates resources to our operations on a consolidated basis. We operate as one segment and our operations are focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Segment information is further described in Note 11.

Cash and Cash Equivalents

We consider all highly-liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents primarily consist of amounts invested in money market funds, commercial paper and U.S. government treasury securities and are carried at fair value.

Marketable Securities

We invest our excess cash in marketable securities with high credit ratings including money market funds, commercial paper, securities issued by the U.S. government and its agencies and corporate debt securities. We account for all marketable securities as available-for-sale, as the sale of such securities may be required prior to maturity. These marketable securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income (loss) until realized. The cost of debt securities is adjusted for accretion of premiums and amortization of discounts to maturity. Such amortization and accretion, as well as interest and dividends, are included in interest income and other, net. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and are also included in interest income and other, net. We classify our marketable securities as current assets, which reflects our intention to use the proceeds from sales of these securities to fund our operations, as necessary, even though the stated maturity date may be one year or more beyond the current balance sheet date.

We periodically assess our available-for-sale marketable securities for impairment. For marketable securities in an unrealized loss position, this assessment first takes into account our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the marketable security’s amortized cost basis is written down to fair value through interest income and other, net. For marketable securities in an unrealized loss position that do not meet the aforementioned criteria, we assess whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded in interest income and other, net, limited by the amount that the fair value is less than the amortized cost basis. Impairment not recorded through an allowance for credit losses is recognized in other comprehensive loss. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. These changes are recorded in interest income and other, net. To date, we have not experienced any credit-related losses on our marketable securities.

Leases

We have noncancellable operating leases for office space. We determine whether a contract is or contains a lease at contract inception based on the presence of identified assets and our right to obtain substantially all the economic benefit from or to direct the use of such assets. When we determine a lease exists, we record a right-of-use (“ROU”) asset and corresponding lease liability on our consolidated balance sheet. ROU assets represent our right to use an underlying asset for the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets are recognized at the lease commencement date at the value of the lease liability and are adjusted for any prepayments, lease incentives received, and initial direct costs incurred. Lease liabilities are recognized at the lease commencement date based on the present value of remaining lease payments over the lease term. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, we use our estimated collateralized incremental borrowing rate that we would pay for a similar amount and term. Lease liabilities are subsequently measured at amortized cost using the effective-interest method. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We do not record lease contracts with a term of 12 months or less on our consolidated balance sheets. We do not have any material short-term leases.

When our real estate lease arrangements include lease and non-lease components (for example, common area maintenance and other operating costs), we have applied the practical expedient to combine fixed payments for non-lease components with lease payments and account for them together as a single lease component, which increases assets and corresponding liabilities. Any variable payments are expensed as incurred and are not included in the operating lease asset and liability. Lease expense for an operating lease liability is recognized on a straight-line basis over the lease term, including any rent-free periods, and is included in operating expenses.

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

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, including property and equipment and ROU assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets or group of assets may not be fully recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, we reduce the carrying amount of the assets through an impairment charge, to their estimated fair values based on a discounted cash flow approach or, when available and appropriate, to comparable market values. There were no impairment indicators for the periods presented.

Accrued Research and Development Expenses

We record preclinical and clinical study and research expenses based on the services performed, pursuant to contracts with research institutions that conduct and manage preclinical and clinical studies and research services on its behalf. The majority of these expenses are recorded based on invoices and statements received from these vendors. We also record these expenses based upon the estimated services provided but not yet invoiced. Liabilities associated with these expenses are included in accrued expenses in the consolidated balance sheets. These costs are recorded as research and development expenses.

In making these estimates of services provided but not yet invoiced or for which statements have not been received from vendors, we consider factors such as estimates of the progress of work completed in accordance with agreements established with our third-party service providers. As actual costs become known, we adjust our accrued expenses. We have not experienced any material differences between accrued costs and actual costs incurred. However, the status and timing of actual services performed may vary from our estimates, resulting in adjustments to expense in future periods. Changes in these estimates that result in material changes to our accrued expenses could materially affect our results of operations. Contingent milestone payments, if any, are recognized when payment becomes probable and reasonably estimable, which is generally upon achievement of the milestone.

Warrants to Purchase Common Stock

Warrants to purchase common stock are classified as either a liability or equity. If the warrants are mandatorily redeemable, require settlement in cash or a variable number of shares, they are classified as a liability. If not classified as a liability under those criteria, we then assess whether the warrants may require cash settlement. Warrants that may require cash settlement are classified as liabilities, regardless of the likelihood of that settlement. Liability-classified warrants are measured at fair value, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss as a gain or loss. If the warrants do not require liability classification under those criteria, and are indexed to our common stock, they are classified as equity. Equity-classified warrants are initially measured at fair value, with no subsequent changes in fair value recognized.

Research and Development Expenses

Research and development expenses are expensed as incurred and consist primarily of costs incurred for the development of our lead product candidate, pegozafermin. Research and development expenses consist primarily of external costs related to preclinical and clinical development and related supplies and personnel costs. Personnel costs consist of salaries, employee benefits and stock-based compensation for individuals involved in research and development efforts. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

Payments associated with agreements to acquire licenses to develop, use, manufacture and commercialize products and purchases of pegozafermin from contract manufacturing organizations that have not reached technological feasibility and do not have alternate future commercial use are expensed as incurred. Where contingent milestone payments are due to third parties under license or other agreements, the milestone payment obligations are recognized as expense when achievement of the contingent milestone is probable, which is generally upon achievement of the milestone.

Stock-Based Compensation

We utilize stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) for equity compensation. We measure equity awards made to employees, directors, and non-employee service providers based on estimated fair values and recognize stock-based compensation over the requisite service period. We account for forfeitures as they occur.

We estimate the fair value of stock option awards on the date of grant using a Black-Scholes option pricing model. We recognize compensation for stock option awards, including awards with graded-vesting, on a straight-line basis over the requisite service period.

The Black-Scholes option pricing model requires a number of assumptions, of which the most significant are expected volatility, expected option term (the time from the grant date until the options are exercised or expire), risk-free rate, and expected dividend rate. These assumptions include:

•
Expected volatility—We have a limited trading history for our common stock. As a result, we estimate expected volatility based on a combination of our own historical stock price volatility and that of a publicly traded set of peer companies such that the time period over which historical volatility data used is at least equal to the expected term of the option award. The peer companies were chosen based on their similar size, stage in the life cycle, or area of specialty.
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

A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. We have established full valuation allowances on our U.S. deferred tax assets because realization of these tax benefits through future taxable income is not more likely than not as of December 31, 2024 and 2023. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances.

The calculation of our accruals for tax contingencies involves dealing with uncertainties in the application of complex tax laws. Our estimates for the potential outcome of any uncertain tax issue are based on the detailed facts and circumstances of each issue. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations and financial condition. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Based on new information becoming available, or other relevant developments occur, we adjust our accrued amounts accordingly. Any adjustment will impact income tax expense or benefit in the period in which such determination is made, and the adjustment could be material. Interest and penalties related to unrecognized tax benefits are included within income tax expense.

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share is calculated based upon the weighted-average number of shares of common stock outstanding during the period. Shares of common stock that are potentially issuable for little or no cash consideration at issuance are included in the calculation of basic and diluted net loss per share, even if they are antidilutive.

During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities (the “two-class method”). Shares of our common stock warrants participate in any dividends that may be declared by us and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in our losses. Diluted loss per share is computed after giving consideration to the dilutive effect of stock options, RSUs, PSUs and common stock warrants, except where such non-participating securities would be anti-dilutive. As we incurred net losses for the periods presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive.

Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in unrealized gains or losses on marketable securities and foreign currency translation adjustments.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. ASU 2023-07 requires disclosures to include significant segment expenses that are regularly provided to the CODM, a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures required by Topic 280 to be included in interim periods. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. We adopted this ASU for the annual period ended December 31, 2024 on a retrospective basis. While the adoption had no impact on our financial statements, additional required disclosures have been included in Note 11.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. The ASU is effective for our annual periods beginning on January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. There will be no impact to our consolidated financial statements; however, there will be changes to our consolidated financial statement disclosures, primarily related to the effective tax rate reconciliation and cash paid for income taxes.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, that will require entities to provide enhanced disclosures related to certain expense categories included in income statement captions. The ASU aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The standard does not change the requirements for the presentation of expenses on the face of the income statement. The ASU is effective for our annual reporting periods beginning January 1, 2027 and interim reporting periods beginning after January 1, 2028. Early adoption is permitted. We are currently evaluating the effect of adopting this new accounting guidance on our financial statement disclosures.

3. Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

The following table presents our financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2024 (in thousands):

	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Money market funds	Level 1	$22,645	$—	$—	$22,645
Commercial paper	Level 2	51,982	14	(5)	51,991
U.S. government bonds	Level 2	169,860	439	(29)	170,270
Agency bonds	Level 2	63,753	111	(5)	63,859
Corporate debt securities	Level 2	6,154	15	(3)	6,166
U.S. Treasury securities	Level 2	44,499	10	—	44,509
Agency discount securities	Level 2	18,940	2	—	18,942
Total cash equivalents and marketable securities		$377,833	$591	$(42)	$378,382
Classified as:
Cash equivalents					$64,487
Marketable securities					313,895
Total cash equivalents and marketable securities					$378,382

The following table presents our financial assets measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2023 (in thousands):

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

The valuation techniques used to measure the fair values of our Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices when available. If quoted market prices are not available, the fair value for the security is estimated under the market or income approach using pricing models with market observable inputs.

The following table summarizes our cash equivalents and marketable securities by contractual maturity as of December 31, 2024 (in thousands):

Within one year	$351,711
After one year through two years	26,671
Total cash equivalents and marketable securities	$378,382

For the years ended December 31, 2024 and 2023, we did not recognize an allowance for credit-related losses for any of our investments.

Liabilities Measured at Fair Value on a Recurring Basis

Warrant Liability

As of December 31, 2024, our only financial liability measured at fair value on a recurring basis relates to warrants to purchase up to 311,996 shares of our common stock issued in connection with the Term Loan (See Note 6). The number of warrants that become exercisable is contingent on subsequent loan advances drawn by us under the Term Loan facility. As such, the warrants are not considered to be indexed to our own stock and were accounted for as a liability. We recorded the fair value of the warrants upon issuance using a probability-weighted scenario analysis with a Black-Scholes option-pricing model. We are required to revalue the warrants at each reporting date with any changes in fair value recorded on the consolidated statements of operations and comprehensive loss until the exercise contingencies are resolved. The valuation of the warrants is considered under Level 3 of the fair value hierarchy, taking into account the likelihood of the warrants becoming exercisable in addition to assumptions used in the Black-Scholes option-pricing model.

The reconciliation of our warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant Liability
Balance outstanding as of December 31, 2023	$—
Issued in connection with Term Loan facility	487
Change in fair value	29
Balance outstanding as of December 31, 2024	$516

The warrants had a fair value of $0.5 million as of December 31, 2024, based on a Black-Scholes valuation with the following assumptions: risk-free interest rate of 4.6%, no dividends, expected volatility of 87.3% and expected term of 9.8 years.

4. Consolidated Balance Sheet Components

Prepaid and other current assets consist of the following as of the periods presented (in thousands):

	As of December 31,
	2024	2023
Prepaid research and development	$32,550	$11,579
Prepaid taxes	368	614
Prepaid other	3,577	2,471
Total prepaid and other current assets	$36,495	$14,664

Accrued expenses consist of the following as of the periods presented (in thousands):

	As of December 31,
	2024	2023
Accrued research and development expenses	$11,426	$13,017
Accrued employee and related expenses	6,872	6,248
Accrued professional and legal fees	1,680	1,110
Accrued other expenses	42	155
Total accrued expenses	$20,020	$20,530

5. Commitments and Contingencies

Leases

As of December 31, 2024, our lease for our corporate headquarters represents substantially all of operating lease obligations. In November 2023, we entered into a lease (“HQ Lease”) with respect to approximately 17,616 square feet of office space in San Francisco, California for a lease term commencing in the fourth quarter of 2023 and ending in March 2027. The HQ Lease does not provide for any extension or renewal options. The HQ Lease includes an abatement period during which we were not required to remit monthly rent payments until April 2024 and has escalating rent payments during the lease term. Additionally, the scheduled lease payments also include our proportionate share of certain operating expenses. All scheduled lease payments have been included in the measurement of right-of-use assets and lease liabilities in accordance with our accounting policy election to account for lease and non-lease components together as a single lease component.

Our lease for approximately 3,600 square feet of additional office space in San Francisco under a non-cancelable operating lease expired in January 2025.

For the years ended December 31, 2024, 2023 and 2022, lease expense was $1.0 million, $0.3 million and $0.2 million, respectively. Variable lease payments for the same periods were not material. As of December 31, 2024, the weighted-average remaining lease term was 2.2 years and the weighted-average incremental borrowing rate used to determine operating lease liabilities was 13.4%.

As of December 31, 2024, the undiscounted future minimum lease payments due under non-cancellable operating leases were as follows (in thousands):

2025	$917
2026	937
2027	240
Total undiscounted future minimum lease payments	$2,094
Less: imputed interest	(277)
Present value of operating lease liabilities	$1,817

Asset Transfer and License Agreement with Teva Pharmaceutical Industries Ltd

In April 2018, we concurrently entered into two Asset Transfer and License Agreements with Teva Pharmaceutical Industries Ltd (“Teva”) under which we acquired certain patents and intellectual property relating to two programs: (1) Teva’s glycoPEGylated FGF21 program, including the compound TEV-47948 (pegozafermin), a glycoPEGylated long-acting FGF21 (the “FGF21 Agreement”) and (2) Teva’s development program of small molecule inhibitors of Fatty Acid Synthase (the “FASN Agreement” and together with the FGF21 Agreement, the “Teva Agreements”). In the fourth quarter of 2024, we returned to Teva all rights associated with the program under the FASN Agreement. We did not develop any product candidates under the FASN Agreement. Pursuant to the Teva Agreements, we paid Teva an initial nonrefundable upfront payment of $6.0 million. Under the FGF21 Agreement, we are required to pay Teva $2.5 million upon the achievement of a specified clinical development milestone (payable once, upon the first time such milestone is achieved) and additional payments totaling up to $65.0 million upon achievement of certain commercial milestones. We are also obligated to pay Teva tiered royalties at percentages in the low-to-mid single-digits on worldwide net sales on all products containing pegozafermin.

The FGF21 Agreement can be terminated (i) by us without cause upon 120 days’ written notice to Teva, (ii) by either party, if the other party materially breaches any of its obligations under the agreement and fails to cure such breach within 60 days after receiving notice thereof, or (iii) by either party, if a bankruptcy petition is filed against the other party and is not dismissed within 60 days. In addition, Teva can also terminate the agreement related to the glycoPEGylated FGF21 program in the event we, or any of our affiliates or sublicensees, challenges any of the Teva patents licensed to us, and the challenge is not withdrawn within 30 days of written notice from Teva.

In the fourth quarter of 2023, we made a $2.5 million milestone payment to Teva following the achievement of a clinical development milestone under the FGF21 program in SHTG. As of December 31, 2024, the timing and likelihood of achieving any remaining milestones under the FGF21 program are uncertain. Milestone payment obligations will be recognized when payment becomes probable and reasonably estimable, which is generally upon achievement of the applicable milestone.

Bibo Collaboration Agreement

On April 4, 2024, we entered into a collaboration agreement (the “Collaboration Agreement”) with BiBo Biopharma Engineering Co., Ltd., a company incorporated under the laws of the People’s Republic of China (“BiBo”), pursuant to which BiBo will construct a production facility specifically designed to supply us with pegozafermin for commercialization, if approved (the “Production Facility”).

Pursuant to the Collaboration Agreement, BiBo will build the Production Facility at BiBo’s facility in the Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone to manufacture the bulk active ingredient (the “Drug Substance”) required to produce pegozafermin for commercial supply. The platform is expected to provide us with manufacturing capacity to meet our commercial needs. Under the Collaboration Agreement, we are required to pay BiBo an aggregate of $135.0 million (exclusive of applicable value-added tax) toward the construction of the Production Facility (collectively, the “Payment”), of which $121.5 million (net of applicable value-added tax) in milestone payments were paid during the year ended December 31, 2024 and recorded in “Research and Development” in the consolidated statements of operations and comprehensive loss. The remaining $13.5 million will become payable upon achievement of certain specified milestones. If the actual costs of the Production Facility are substantially greater than the estimated budget, the parties will negotiate a means of allocating such cost overruns.

6. Term Loan Facility

Original Loan Agreement

In January 2023, we entered into a Loan and Security Agreement (the “Original Loan Agreement”) with the lender parties thereto (the “Lenders”), K2 HealthVentures LLC as administrative agent and Ankura Trust Company, LLC as collateral agent. The Original Loan Agreement provided for a term loan facility with a maximum aggregate principal of $100.0 million, consisting of up to four separate delayed-draw term loans (“Initial Term Loan”). Upon execution of the agreement, we drew $25.0 million pursuant to the Original Loan Agreement. An additional $25.0 million expired undrawn and $50.0 million available at the Lenders’ discretion lapsed upon refinancing of the debt (discussed below). Additionally, the Lenders may elect to convert up to an aggregate of $7.5 million of the principal amount of the Initial Term Loan then outstanding into shares of our common stock at a conversion price of $12.6943 per share. Notwithstanding the Loan Agreement (as defined below), this conversion right remains outstanding. The Initial Term Loan bore interest equal to the greater of (i) 8.45% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 2.25% and provided for interest-only payments through February 1, 2025. Upon prepayment or maturity, we were required to pay an end of term fee equal to 5.95% of the aggregate principal amount of term loans advanced. In connection with the Loan Agreement, the Lenders agreed to defer the payment of the existing end of term fee of $1.5 million to its originally scheduled maturity date of January 1, 2027.

In connection with the advance of the Initial Term Loan, we issued warrants to purchase 51,204 shares of our common stock, which remain outstanding as of December 31, 2024. The warrants were exercisable from the date of issuance and have a term of ten years with an exercise price of $9.76 per share. We also issued to the Lenders warrants to purchase 153,611 shares of common stock that were contingently exercisable upon funding of delayed-draw term loans. These contingently exercisable warrants were either forfeited upon expiration of the respective delayed-draw period or canceled in connection with the Loan Agreement.

Amended Loan Agreement

In September 2024, we entered into an amendment to the Original Loan Agreement (the “Amendment” and the Original Loan Agreement, as amended by the Amendment, the “Loan Agreement”) increasing the maximum aggregate principal amount in delayed-draw term loans to $150.0 million (the “Term Loan”) from $100.0 million. The Loan Agreement consists of (i) a first tranche of $70.0 million, of which $35.0 million was funded at closing (including the refinancing of the existing $25.0 million principal balance outstanding) and of which an additional $35.0 million is available through June 30, 2025, (ii) a second tranche of $30.0 million available to be funded upon the achievement of a specific clinical development milestone through December 31, 2025, and (iii) a third tranche of up to $50.0 million upon our request, subject to review by the Lenders of certain information from us and discretionary approval by the Lenders.

Our obligations under the Loan Agreement are secured by substantially all of our assets, excluding intellectual property. The Loan Agreement contains customary representations and warranties, restricts certain activities and includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. In addition, commencing January 1, 2026, we are required to maintain minimum unrestricted cash, cash equivalents and marketable securities equal to 5.0 times the average change in cash, cash equivalents and marketable securities measured over the trailing three-month period. As of December 31, 2024, we were in compliance with all covenants of the Loan Agreement.

Borrowings under the Loan Agreement mature on October 1, 2028 and provide for interest-only payments until January 1, 2027, which can be extended to January 1, 2028 upon achievement of a clinical milestone. Consecutive equal payments of principal and interest are due once the interest-only period has lapsed. The Term Loan bears interest equal to the greater of (i) 8.95% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 1.75%. On the date the debt was refinanced and on December 31, 2024, the stated interest rate on the outstanding Term Loan was 9.75% and 9.25%, respectively. An end of term fee of 5.95% of the aggregate principal amount of term loans advanced is also payable. We have the option to prepay the entire outstanding balance of borrowings under the Loan Agreement, subject to a prepayment fee ranging from 1.0% to 3.0% depending on the timing of such prepayment.

In connection with the Amendment, we issued warrants to purchase up to 406,951 shares of our common stock at an exercise price of $7.3719 per share that expire 10 years from the date of issuance. Of the 406,951 shares underlying the warrants issued, 94,955 shares were immediately exercisable upon the advance of $35.0 million at closing (including the refinancing of the existing $25.0 million principal balance outstanding) and met the criteria for equity classification. The remaining 311,996 shares become exercisable proportionally to future advances of delayed draw term loans and were liability classified and subject to remeasurement at each reporting period (see Note 3). In addition to the conversion right carried over from the Initial Term Loan, the Lenders may elect to convert up to an additional aggregate of $5.0 million of the principal amount of the Term Loan then outstanding into shares of our common stock at a conversion price of $9.5835 per share.

We evaluated the debt refinancing to determine if it was an extinguishment or a modification of the debt. Due to the addition of a substantive conversion feature (it is reasonably possible that the conversion feature may be exercised and affect the manner of the debt instrument’s settlement), we determined that the refinancing was an extinguishment of debt. We measured the loss on extinguishment of debt based on the difference between the net carrying amount of the extinguished debt and the reacquisition price of the new debt, which included $0.7 million for amendment fees paid to the lender. We recorded a loss on extinguishment of debt in the amount of $1.5 million as a component of “Interest Expense” in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

We assessed the embedded conversion feature and concluded that bifurcation and separate accounting as a derivative liability were not required because the feature is indexed to our own stock and meets the criteria for equity classification. The immediately exercisable warrants to purchase 94,955 shares of our common stock issued to the Lenders had a fair value of $0.6 million and was recorded as debt discount with a corresponding amount to additional paid-in capital. The contingently exercisable warrants to purchase 311,996 shares of our common stock had a fair value of $0.5 million at issuance and was recorded as deferred debt issuance costs within other current assets with a corresponding entry to warrant liability (see Note 3). The deferred debt issuance costs will be amortized to interest expense over the respective delayed-draw term loan commitment periods under the Loan Agreement.

As of December 31, 2024, scheduled maturities of principal obligations under the Term Loan were as follows (in thousands):

2025	$—
2026	—
2027	18,322
2028	16,678
Total principal outstanding	35,000
Plus accumulated accretion of end of term fees	1,306
Less unamortized debt discount	(574)
Total net carry value	35,732
Term loan, current	—
Term loan, noncurrent, net	$35,732

7. Stockholders’ Equity

Common Stock Reserved for Issuance

Common stock reserved for future issuance, on an as-if-converted basis, were as follows:

	As of December 31,
	2024	2023
Stock options outstanding	7,707,342	4,686,577
RSUs and PSUs outstanding	1,818,994	987,550
Shares available for future grants under equity incentive plans	2,181,235	1,790,684
Shares available for future issuance under the employee stock purchase plan	2,087,150	1,207,607
Warrants to purchase common stock outstanding	517,078	10,412,806
Pre-funded warrants to purchase common stock outstanding	4,331,081	1,881,081
Conversion feature related to outstanding term loan	1,112,546	590,816
Total shares of common stock reserved	19,755,426	21,557,121

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

In 2022, we sold 3,948,611 shares of our common stock under the 2021 ATM Facility and received net proceeds of $28.5 million.

In 2023, we sold 2,168,539 shares of our common stock under the 2021 ATM Facility and 2023 ATM Facility and received net proceeds of $37.1 million.

In 2024, we sold 1,396,888 shares of our common stock under the 2023 ATM Facility and received net proceeds of $21.0 million. As of December 31, 2024, there was $104.4 million remaining for future sales under the 2023 ATM Facility.

Underwritten Public Offerings

In July 2022, we completed an underwritten public offering of our common stock, warrants to purchase shares of our common stock and pre-funded warrants to purchase shares of our common stock. We sold 18,675,466 shares of its common stock with accompanying warrants to purchase up to 9,337,733 shares of our common stock at a combined public offering price of $3.55 per share. We also sold 7,944,252 pre-funded warrants to purchase shares of our common stock with accompanying warrants to purchase up to 3,972,126 shares of our common stock at a combined public offering price of $3.549 per pre-funded warrant, which represents the per share public offering price for the common stock less $0.001 per share, the exercise price for each pre-funded warrant. We raised net proceeds of $88.2 million, after deducting underwriting discounts and commissions of $5.7 million and other offering costs of $0.6 million.

The exercise of the outstanding pre-funded warrants is subject to a beneficial ownership limitation of 9.99%, or at the election of the holder prior to the issuance of the pre-funded warrant, 4.99%, which a holder may increase or decrease from time to time but shall not exceed 19.99%. The exercise price and number of shares of common stock issuable upon the exercise of pre-funded warrants are subject to adjustment in the event of any stock dividends, stock splits, reverse stock split, recapitalization, or reorganization or similar transaction, as described in the agreements. Under certain circumstances, the pre-funded warrants may be exercisable on a “cashless” basis. The common warrants and pre-funded warrants are classified as a component of stockholders’ equity and additional paid-in capital because such common warrants and pre-funded warrants (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for us to repurchase the shares, (iv) permit the holders to receive a fixed number of common shares upon exercise, (v) are indexed to our common stock and (vi) meet the equity classification criteria. In addition, the common warrants and pre-funded warrants do not provide any guarantee of value or return.

In March 2023, we completed an underwritten public offering of our common stock. We sold 19,461,538 shares of our common stock at a public offering price of $16.25 per share. We raised aggregate proceeds of $296.8 million, net of underwriting discounts and commissions of $19.0 million and other offering costs of $0.5 million.

In December 2023, we completed an underwritten public offering of our common stock and pre-funded warrants to purchase shares of our common stock. We sold 17,567,567 shares of our common stock at a public offering price of $9.25 per share. We also sold 1,081,081 pre-funded warrants to purchase shares of our common stock at $9.249 per share, which represents the per share public offering price for the common stock less $0.001 per share, the exercise price for each pre-funded warrant. We raised net proceeds of $161.8 million, after deducting underwriting discounts and commissions of $10.4 million and other offering costs of $0.4 million. The terms and conditions of the pre-funded warrants and rights and obligations of the holder are the same as the pre-funded warrants sold in the July 2022 public offering and are described above.

In November 2024, we completed an underwritten public offering of our common stock and pre-funded warrants to purchase shares of our common stock. We sold 13,661,764 shares of our common stock at a public offering price of $8.50 per share. We also sold 3,250,000 pre-funded warrants to purchase shares of our common stock at $8.499 per share, which represents the per share public offering price for the common stock less $0.001 per share, the exercise price for each pre-funded warrant. We raised net proceeds of $136.3 million, after deducting underwriting discounts and commissions of $7.2 million and other offering costs of $0.3 million. The terms and conditions of the pre-funded warrants and rights and obligations of the holder are the same as the pre-funded warrants sold in the July 2022 public offering and are described above.

Common Stock Warrants

As of December 31, 2024, outstanding warrants to purchase shares of our common stock were as follows:

	Shares of Common Stock Underlying Warrants	Exercise Price Per Share	Expiration Date
Warrant issued in connection with term loan (SVB)	25,000	$22.06	June 30, 2025
Warrant issued in connection with term loan (SVB)	33,923	$19.12	May 28, 2031
Warrants issued in connection with term loan facility	51,204	$9.76	January 27, 2033
Warrants issued in connection with Term Loan facility	406,951	$7.372	September 30, 2034
Pre-funded warrants issued in connection with public offerings	4,331,081	$0.001	Do not expire
Total outstanding	4,848,159

During the year ended December 31, 2022, pre-funded warrants to purchase 3,143,682 shares of our common stock were exercised via cashless exercises and warrants to purchase 4,202,499 shares were exercised for cash generating proceeds of $1.1 million resulting in the issuance of a total of 7,346,181 shares of common stock.

During the year ended December 31, 2023, warrants to purchase 2,927,570 shares of our common stock were exercised for cash generating proceeds of $15.6 million.

During the year ended December 31, 2024, pre-funded warrants to purchase 799,906 shares of our common stock were exercised via cashless exercises and warrants to purchase 10,179,789 shares were exercised for cash generating proceeds of $54.2 million resulting in the issuance of a total of 10,979,695 shares of common stock.

8. Stock-Based Compensation

Summary of Equity Incentive Plans

2019 Plan

In September 2019, our board of directors adopted the 2019 Equity Incentive Plan (the “2019 Plan”), which also became effective in September 2019. We initially reserved 2,844,193 shares of common stock for issuance under the 2019 Plan. In addition, the number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on the first day of January for a period of up to ten years in an amount equal to 4% of the total number of shares of our capital stock outstanding on the immediately preceding December 31, or a lesser number of shares determined by our board of directors.

Under the 2019 Plan, we may grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, RSUs and other stock-based awards including PSUs. Terms of stock option agreements, including vesting requirements, are determined by our board of directors, subject to the provisions of the 2019 Plan. Stock option awards generally vest over a four-year period, with 25% of options vesting on the first anniversary of the vesting commencement date and 75% vesting ratably, on a quarterly basis, over the remaining three years. Such awards have a contractual term of ten years from the grant date. The exercise price of awards granted will not be less than the estimated fair value of the shares on the date of grant. RSUs generally vest over a two or three-year period.

Inducement Plan

In February 2023, our board of directors adopted the 2023 Inducement Plan (the “Inducement Plan”) and reserved 1,500,000 shares of common stock for issuance. The Inducement Plan is a non-stockholder approved stock plan adopted pursuant to the “inducement exception” provided under Nasdaq listing rules. Under the Inducement Plan, we may grant non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to new hires who satisfy the requirements to be granted inducement grants under Nasdaq rules as an inducement material to the individual’s entry into employment with us. The terms of the Inducement Plan are substantially similar to the terms of the 2019 Plan. In September 2024, the Inducement Plan was amended and restated to increase the total number of shares authorized for issuance from 1,500,000 shares to 2,500,000 shares.

Employee Stock Purchase Plan

In October 2019, our board of directors adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective in November 2019. We initially reserved 225,188 shares of common stock for purchase under the ESPP. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on the first day of January for a period of up to ten years in an amount equal to 1% of the total number of shares of our common stock outstanding on the immediately preceding December 31, or a lesser number of shares determined by our board of directors. We typically make two offerings each year to eligible employees to purchase stock under the ESPP with each offering having a duration of approximately six months. For each offering period, ESPP participants may purchase shares of common stock at a price per share equal to 85% of the lesser of the fair market value of our common stock on (1) the first trading day of the applicable offering period or (2) the last trading day of the applicable offering period.

Equity Incentive Plans Activity

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2024:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2023	4,686,577	$14.11
Granted	3,521,200	9.42
Exercised	(76,003)	3.19
Canceled and forfeited	(424,432)	12.02
Balance outstanding as of December 31, 2024	7,707,342	$12.19	7.9	$5,964
Exercisable as of December 31, 2024	3,127,295	$14.91	6.3	$5,055

The following table presents the weighted-average grant date fair value of options granted for the periods presented and the assumptions used to estimate those values using a Black-Scholes option pricing model:

	Year Ended December 31,
	2024	2023	2022
Weighted-average grant date fair value	$7.14	$11.43	$3.38
Expected term (years)	5.5-6.1	5.5-6.1	5.5-6.3
Expected volatility	85.9-91.5%	91.5-99.2%	89.9-91.0%
Risk-free interest rate	3.5-4.6%	3.4-4.6%	1.6-3.9%
Expected dividend	—	—	—

Compensation expense related to stock option awards were $14.5 million, $11.7 million and $7.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $0.5 million, $3.2 million and $0.6 million, respectively.

As of December 31, 2024, there was $29.1 million of unrecognized stock-based compensation related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units and Performance Stock Units

RSUs generally vest annually over a two or three-year period. PSUs generally contain performance conditions associated with corporate goals, such as achievement of certain development milestones, that vests upon achievement over a one to three-year period.

The following table summarizes RSU and PSU activity for the year ended December 31, 2024:

	RSUs		PSUs
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance outstanding as of December 31, 2023	688,382	$10.72	299,168	$5.96
Granted	1,365,850	8.88	192,000	9.98
Vested	(485,857)	9.08	(159,168)	7.00
Canceled	(64,381)	9.13	(17,000)	9.98
Balance outstanding as of December 31, 2024	1,503,994	9.65	315,000	7.67

Compensation expense related to RSUs and PSUs for the years ended December 31, 2024, 2023 and 2022 were $5.9 million, $4.3 million and $2.7 million, respectively. The total fair value of RSUs and PSUs that vested during the years ended December 31, 2024, 2023, and 2022 was $6.0 million, $7.5 million and $0.9 million, respectively.

As of December 31, 2024, total unrecognized stock-based compensation expense related to RSUs and PSUs was $12.7 million, which is expected to be recognized over a weighted-average period of 1.6 years.

ESPP

For the years ended December 31, 2024, 2023 and 2022, the number of shares of common stock issued under the ESPP were 53,151, 27,217 and 18,364, respectively.

Stock-Based Compensation Expense Allocation

The components of stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$9,279	$7,010	$4,094
General and administrative	11,355	9,096	6,262
Total stock-based compensation	$20,634	$16,106	$10,356

9. Income Taxes

We are subject to income taxes in the United States, including federal and state income taxes, and income taxes in Israel and Lithuania. The enacted statutory tax rates applicable to us and our significant subsidiaries were as follows:

	Year Ended December 31,
	2024	2023	2022
89bio, Inc.	21%	21%	21%
89Bio Ltd.	23%	23%	23%
89bio Management, Inc.	21%	21%	21%
UAB 89bio Lithuania	15%	15%	15%

Components of income tax expense for the periods presented consist of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	—	—	3
Foreign	688	3,740	16
Total current	688	3,740	19
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	4	127	—
Total deferred	4	127	—
Income tax expense	$692	$3,867	$19

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets for the periods presented were as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
U.S. net operating loss carryforwards	$89,260	$62,873
Research and development expenses	119,428	41,834
Stock-based compensation	4,486	2,924
Accrued expenses	370	307
Operating lease liabilities	495	629
Other	1,065	378
Gross deferred tax assets	215,104	108,945
Less: valuation allowance	(214,588)	(108,230)
Total deferred tax assets	$516	$715

Deferred tax liabilities:
Operating lease right-of-use assets	(428)	(623)
Total deferred tax liabilities	(428)	(623)
Net deferred tax assets	88	92

As of December 31, 2024 and 2023, we had valuation allowances of $214.6 million and $108.2 million, respectively, against our deferred tax assets. These valuation allowances relate to tax loss and credit carryforwards and other temporary differences. Realization of deferred tax assets is dependent upon future earnings, if any, the time and amount of which are uncertain. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe based upon the weight of available evidence that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through an adjustment to income tax expense. The valuation allowance increased by $106.4 million in 2024 from 2023, which primarily relates to significant taxable losses.

Available Carryforward Tax Losses and Credits

As of December 31, 2024, we had an accumulated tax loss carryforward of approximately $255.5 million, $496.5 million, and $35.3 million for federal, state and Israeli tax purposes, respectively. As of December 31, 2023, we had an accumulated tax loss carryforward of approximately $195.0 million, $302.8 million, and $30.4 million for federal, state and Israeli tax purposes, respectively. Federal net operating losses generated after 2017 can be carried forward indefinitely but utilization will be limited to 80% of taxable income in the period that net operating losses are being utilized. Carryforward tax losses in California will begin to expire in 2039. Carryforward tax losses in Israel have no expiration date.

As of December 31, 2024 and 2023, we had federal research and development credit carryforwards of approximately $19.7 million and $7.5 million, respectively, which expire beginning in 2040. As of December 31, 2024 and 2023, we had state research and development credit carryforwards of approximately $4.0 million and $3.2 million, respectively, which will carry forward indefinitely.

Loss from Operations, Before Income Tax

We recorded a loss from operations, before income tax for the periods presented as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$(366,440)	$(138,293)	$(101,938)
Lithuania	(59)	(59)	(7)
Israel	112	30	(62)
Net loss before income tax	$(366,387)	$(138,322)	$(102,007)

Reconciliation of Income Tax Expense

The reconciliation of income tax expense based on the statutory tax rate to the effective tax rate for the periods presented is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income tax benefit computed at statutory rates	$76,941	$29,054	$21,429
Change in valuation allowance	(106,358)	(32,248)	(33,936)
Foreign rate differential	(6)	(2)	1
State income taxes, net of federal benefit	21,924	7,653	5,824
State deferred tax true-up due to change in apportionment	(111)	2,030	6,517
Unrecognized tax benefits	(1,671)	(9,940)	—
Research and development credits, net of uncertain tax position	8,285	3,275	2,130
Executive compensation limitation	(1,930)	(3,971)	—
Other	2,234	282	(1,984)
Income tax expense	$(692)	$(3,867)	$(19)

Utilization of U.S. federal and state net operating losses and credit carryforwards may be subject to an annual limitation provided for in Section 382 of the Internal Revenue Code and similar state codes. Any annual limitation could result in a deferral of the utilization of the net operating loss and credit carryforwards.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	As of December 31,
	2024	2023	2022
Balance beginning of year	12,098	1,584	851
Increase (decrease) related to prior year positions	1,712	9,351	(19)
Increase related to current year positions	3,016	1,163	752
Balance end of year	16,826	12,098	1,584

Our unrecognized tax benefits, exclusive of interest, totaled $16.8 million at December 31, 2024, of which $3.6 million, if recognized, would reduce income tax expense. A material portion of our gross unrecognized tax benefits, if recognized, would increase our net operating loss carryforward and would not have an impact to the effective tax rate as it would be offset by a full valuation allowance. For the year ended December 31, 2024, the amount of gross unrecognized tax benefits related to prior year tax positions increased by $1.7 million primarily due to unresolved issues associated with tax returns for tax years 2018 through 2021 being audited by the Israel Tax Authority (“ITA”). Additionally, gross unrecognized tax benefits increased by $3.0 million related to current year tax positions, primarily due to reserves established for the federal research and development tax credit. In December 2023, we received a primary assessment from the ITA related to our 2019 reorganization and intercompany transaction to license the intellectual property rights from our Israeli subsidiary. The ITA has alleged that the transaction is deemed to be a sale of intellectual property rights. Although we believe we have adequately accounted for our uncertain tax positions, the ultimate resolution of the ITA audit may result in payments that are materially different from what was originally recognized in our financial statements. As of December 31, 2024, discussions with the ITA are ongoing and no new information has been received that would alter our conclusions regarding the recognition and measurement of our tax positions related to this matter. We do not expect a resolution to be finalized within the next 12 months. Based on the information currently available, we do not anticipate significant increases or decreases to unrecognized tax benefits in the next twelve months. However, it is possible that such increases or decreases may occur.

We classify interest and penalties related to uncertain tax positions as income tax expense. As of December 31, 2024, the interest related to uncertain tax positions was approximately $0.6 million.

We are subject to U.S. federal income taxes, as well as income taxes in the states of California, Colorado, Indiana, Maryland, North Carolina, New Jersey, Pennsylvania, and Virginia, and in various foreign jurisdictions. To date, we have not been subject to any federal or state income tax audits. As of December 31, 2024, all tax years remain open to examination.

The Tax Cuts and Jobs Act included a change in the treatment of research and development (“R&D”) expenditures for tax purposes under Section 174. Effective for tax years beginning after December 31, 2021, specified R&D expenditures must undergo a five-year amortization period for domestic spend and a 15-year amortization period for foreign spend. Prior to the effective date (2021 tax year and prior), taxpayers were able to immediately expense R&D costs under Section 174(a) or had the option to capitalize and amortize R&D expenditures over a five-year recovery period under Section 174(b). We have evaluated the current legislation at this time and prepared the provision by following the treatment of R&D expenditures for tax purposes under Section 174.

10. Net Loss Per Share

The following table presents the weighted-average shares outstanding used to calculate basic and diluted net loss per share:

	Year Ended December 31,
	2024	2023	2022
Common stock	102,945,007	70,310,671	31,767,914
Pre-funded warrants	1,769,606	862,199	3,038,435
Total	104,714,613	71,172,870	34,806,349

The following table presents potentially dilutive common stock equivalents that have been excluded from the calculation of diluted net loss per share for the periods indicated due to their anti-dilutive effect:

	December 31,
	2024	2023	2022
Stock options outstanding	7,707,342	4,686,577	3,161,917
RSUs and PSUs outstanding	1,818,994	987,550	1,095,738
Warrants to purchase common stock outstanding	517,078	10,412,806	13,166,283
Conversion feature related to outstanding term loan	1,112,546	590,816	—
Total	11,155,960	16,677,749	17,423,938

11. Segment Information

We operate and manage our business as one reportable segment, which is the business of developing and commercializing innovative therapies for the treatment of liver and cardio-metabolic diseases. Our Chief Executive Officer, as the CODM, uses consolidated net loss to evaluate our expenditures and monitor budget versus actual results. The monitoring of budgeted versus actual results and cash on hand are used in assessing performance of the segment and in establishing resource allocation across the organization.

Factors used in determining the reportable segment include the nature of our operating activities, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance.

Significant expenses within net loss include research and development, general and administrative, interest expense, interest income and other, net and income tax expense, which are each separately presented on our consolidated statements of operations and comprehensive loss.

Our long-lived assets primarily consist of right-of-use assets related to operating leases, which are located in the United States.

12. Subsequent Events

On February 3, 2025, we completed an underwritten public offering consisting of 25,957,142 shares of common stock at an offering price of $8.75 per share, including 4,285,714 shares of common stock upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 6,900,000 shares of common stock at a public offering price of $8.749 per underlying share, in each case before underwriting discounts and commissions. We raised net proceeds of approximately $269.9 million, after deducting underwriting discounts and commissions of $17.3 million and other offering costs of $0.3 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“2013 Framework”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as defined in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information.

Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to information in our proxy statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2024, including under the heading “Information Regarding Director Nominees and Continuing Directors,” “Executive Officers,” “Corporate Governance,” “Insider Trading Policy,” and, if applicable, “Delinquent Section 16(a) Reports.”

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

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to information in our 2025 Proxy Statement, including under headings “Executive Compensation” and “Corporate Governance.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to information in our 2025 Proxy Statement, including under headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to information in our 2025 Proxy Statement, including under headings “Director Independence” and “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to information in our 2025 Proxy Statement, including under the heading “Ratification of Independent Auditor Appointment.”

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

3.3	Third Amended and Restated Bylaws of the Company (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2023)

4.1	Specimen common stock certificate of the Company (filed with the SEC as Exhibit 4.1 to the Company’s Form S-1/A filed on October 28, 2019)

4.2	Description of Registrant’s Securities

4.3	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 13, 2020)

4.4	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 4, 2021)

4.5	Form of Warrant to Purchase Common Stock for K2 HealthVentures LLC (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on February 2, 2023)

4.6	Form of Warrant to Purchase Common Stock for K2 HealthVentures LLC (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2024)

4.7	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2023)
4.8	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 14, 2024)

4.9	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 29, 2025)

10.1	Sales Agreement, dated March 25, 2021, by and among the Company, SVB Securities LLC and Cantor Fitzgerald & Co. (filed with the SEC as Exhibit 1.2 to the Company’s Form S-3 filed on March 25, 2021)

10.2

Amendment No. 1 to Sales Agreement, dated February 15, 2023, by and among the Company, SVB Securities LLC and Cantor Fitzgerald & Co. (filed with the SEC as Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on February 16, 2023)

10.3+	Form of Indemnification Agreement for directors and executive officers (filed with the SEC as Exhibit 10.1 to the Company’s Form S-1 filed on October 11, 2019)

10.4+	Amended and Restated 2019 Equity Incentive Plan and form of agreements thereunder (filed with the SEC as Exhibit 10.2 to the Company’s Form S-1/A filed on October 28, 2019)

10.5+	2019 Employee Stock Purchase Plan (filed with the SEC as Exhibit 10.3 to the Company’s Form S-1/A filed on October 28, 2019)

10.6+	2023 Inducement Plan (filed with the SEC as Exhibit 99.3 to the Company’s Form S-8 filed on March 15, 2023)

10.7+	Amended and Restated 2023 Inducement Plan (filed with the SEC as Exhibit 10.4 to the Company’s Form 10-Q filed on November 7, 2024)

Exhibit Number	Description
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

10.12+	Director Offer Letter, dated July 1, 2018, by and between 89Bio Ltd. and Michael Hayden (filed with the SEC as Exhibit 10.9 to the Company’s Form S-1 filed on October 11, 2019)

10.13+	Executive Employment Offer Letter, dated July 31, 2024, by and between the Company and Francis Sarena (filed with the SEC as Exhibit 10.1 to the Company’s Form 10-Q filed on November 7, 2024)

10.14†

Asset Transfer and License Agreement—FGF21 by and among 89Bio Ltd., ratiopharm GmbH, Teva Branded Pharmaceutical Products R&D, Inc. and Teva Pharmaceutical Industries Ltd, dated as of April 16, 2018 (filed with the SEC as Exhibit 10.11 to the Company’s Form S-1 filed on October 11, 2019)

10.15†	Sublicense Agreement by and between 89Bio Ltd. and ratiopharm GmbH, dated as of April 16, 2018 (filed with the SEC as Exhibit 10.13 to the Company’s Form S-1 filed on October 11, 2019)

10.16†	Master Services Agreement by and between 89Bio Ltd. and Biotechpharma UAB, dated as of May 7, 2018, as amended (filed with the SEC as Exhibit 10.14 to the Company’s Form S-1 filed on October 11, 2019)

10.17†

Master Contract Services Agreement by and between the Company and BiBo Biopharma Engineering Co., Ltd., dated as of February 10, 2023, as amended (filed with the SEC as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2023)

10.18	Office Sublease by and between 89bio, Inc. and Sender, Inc., dated as of October 20, 2023 (filed with the SEC as Exhibit 10.2 to the Company’s Form 10-Q filed on November 7, 2024)

10.19

Loan and Security Agreement, dated as of January 4, 2023, among the Company, 89bio Management, Inc., 89Bio Ltd., K2 HealthVentures LLC and Ankura Trust Company, LLC (filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2023)

10.20

Amendment to Loan and Security Agreement, dated as of September 30, 2024, among the Company, 89bio Management, Inc., 89Bio Ltd., K2 HealthVentures LLC and Ankura Trust Company, LLC (filed with the SEC as Exhibit 10.3 to the Company’s Form 10-Q filed on November 7, 2024)

10.21

Collaboration Agreement, dated as of April 4, 2024, by and between the Company and BiBo Biopharma Engineering Co., Ltd. (filed with the SEC as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2024)

10.22*	Insider Trading Policy

21.1+	List of subsidiaries (filed with the SEC as Exhibit 21.1 to the Company’s Form S-1 filed on October 11, 2019)

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

Exhibit Number	Description
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32.1#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

97.1	Incentive Compensation Clawback Policy (filed with the SEC as Exhibit 97.1 to the Company’s Form 10-K filed on March 1, 2024)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File

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

89bio, Inc.

Date: February 27, 2025	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer and Director (principal executive officer)
Date: February 27, 2025	By:	/s/ Ryan Martins
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

Name	Title	Date

/s/ Rohan Palekar	Chief Executive Officer and Director	February 27, 2025
Rohan Palekar	(principal executive officer)

/s/ Ryan Martins	Chief Financial Officer	February 27, 2025
Ryan Martins	(principal financial and accounting officer)

/s/ Steven Altschuler	Director	February 27, 2025
Steven Altschuler, M.D.

/s/ Edward Morrow Atkinson III	Director	February 27, 2025
Edward Morrow Atkinson III

/s/ Martin Babler	Director	February 27, 2025
Martin Babler

/s/ Derek DiRocco	Director	February 27, 2025
Derek DiRocco, Ph.D.

/s/ Michael Hayden	Director	February 27, 2025
Michael Hayden, M.B., Ch.B., Ph.D.

/s/ Kathleen D. LaPorte	Director	February 27, 2025
Kathleen D. LaPorte

/s/ Charles McWherter	Director	February 27, 2025
Charles McWherter, Ph.D.

/s/ Lota Zoth	Director	February 27, 2025
Lota Zoth, C.P.A.