Form 10-Q
period 2025-03-31
89bio, Inc.
filed 2025-05-02
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 25, 2025, the registrant had 145,984,182 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

89bio, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$315,396	$126,060
Marketable securities	323,384	313,895
Prepaid and other current assets	44,164	36,495
Total current assets	682,944	476,450
Property and equipment, net	85	23
Operating lease right-of-use assets	1,409	1,572
Other assets	593	640
Total assets	$685,031	$478,685
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,790	$15,382
Accrued expenses	22,343	20,020
Operating lease liabilities, current	751	727
Total current liabilities	37,884	36,129
Operating lease liabilities, noncurrent	888	1,090
Warrant liability	295	516
Term loan, noncurrent, net	35,940	35,732
Other noncurrent liabilities	4,566	4,429
Total liabilities	79,573	77,896
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value: 200,000,000 shares authorized; 145,984,182 and 119,849,436 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	146	120
Additional paid-in capital	1,500,713	1,224,617
Accumulated other comprehensive income	385	563
Accumulated deficit	(895,786)	(824,511)
Total stockholders’ equity	605,458	400,789
Total liabilities and stockholders’ equity	$685,031	$478,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$64,394	$47,428
General and administrative	11,515	9,849
Total operating expenses	75,909	57,277
Loss from operations	(75,909)	(57,277)
Interest expense	(1,267)	(863)
Interest income and other, net	6,038	6,556
Net loss before income tax	(71,138)	(51,584)
Income tax expense	(137)	(97)
Net loss	$(71,275)	$(51,681)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(170)	(714)
Foreign currency translation adjustments	(8)	5
Total other comprehensive loss	$(178)	$(709)
Comprehensive loss	$(71,453)	$(52,390)
Net loss per share, basic and diluted	$(0.49)	$(0.54)
Weighted-average shares used to compute net loss per share, basic and diluted	146,365,115	95,846,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	119,849,436	$120	$1,224,617	$563	$(824,511)	$400,789
Issuance of common stock and pre-funded warrants in public offering, net of issuance costs	25,957,142	26	269,877	—	—	269,903
Issuance of common stock upon exercise of stock options	4,000	—	33	—	—	33
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	173,604	—	(1,030)	—	—	(1,030)
Stock-based compensation	—	—	7,216	—	—	7,216
Net loss	—	—	—	—	(71,275)	(71,275)
Other comprehensive loss	—	—	—	(178)	—	(178)
Balance as of March 31, 2025	145,984,182	$146	$1,500,713	$385	$(895,786)	$605,458

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	93,269,377	$93	$993,455	$190	$(457,432)	$536,306
Issuance of common stock in at-the-market public offering, net of issuance costs	1,396,888	2	21,047	—	—	21,049
Issuance of common stock upon exercise of common stock warrants	337,713	—	1,798	—	—	1,798
Issuance of common stock upon exercise of stock options	1,626	—	7	—	—	7
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	194,120	—	(1,229)	—	—	(1,229)
Stock-based compensation	—	—	4,998	—	—	4,998
Net loss	—	—	—	—	(51,681)	(51,681)
Other comprehensive loss	—	—	—	(709)	—	(709)
Balance as of March 31, 2024	95,199,724	$95	$1,020,076	$(519)	$(509,113)	$510,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(71,275)	$(51,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,216	4,998
Net accretion of discounts on investments in marketable securities	(1,898)	(2,822)
Amortization of debt discount and accretion of deferred debt costs	455	162
Noncash operating lease expense	163	175
Depreciation	10	9
Change in fair value of warrant liability	(221)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(7,869)	2,089
Accounts payable	(600)	6,767
Accrued expenses	2,323	457
Operating lease liabilities	(178)	29
Other noncurrent liabilities	137	97
Net cash used in operating activities	(71,737)	(39,720)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	97,341	72,140
Purchases of marketable securities	(105,102)	(152,038)
Purchases of property and equipment	(72)	—
Net cash used in investing activities	(7,833)	(79,898)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in public offering, net of issuance costs	269,903	—
Payments of deferred offering costs	—	(253)
Proceeds from issuance of common stock in at-the-market public offering, net of issuance costs	—	21,067
Proceeds from issuance of common stock upon exercise of common stock warrants	—	1,798
Proceeds from issuance of common stock upon exercise of stock options	33	104
Payments for taxes related to net share settlement upon vesting of restricted stock units	(1,030)	(1,686)
Net cash provided by financing activities	268,906	21,030
Net change in cash and cash equivalents	189,336	(98,588)
Cash and cash equivalents at beginning of period	126,060	316,161
Cash and cash equivalents at end of period	$315,396	$217,573
Supplemental disclosures of cash information:
Cash paid for interest	$814	$679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Liquidity

Description of Business

89bio, Inc. (together with its consolidated subsidiaries, herein referred to as 89bio, the company, we, our or us) is a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, pegozafermin, is a specifically engineered glycoPEGylated analog of fibroblast growth factor 21 (FGF21). Pegozafermin is currently being developed for the treatment of metabolic dysfunction-associated steatohepatitis (MASH), formerly nonalcoholic steatohepatitis (NASH), and for the treatment of severe hypertriglyceridemia (SHTG).

89bio was formed as a Delaware corporation in June 2019 to carry on the business of 89Bio Ltd., which was incorporated in Israel in January 2018.

Liquidity

We have incurred significant losses and negative cash flows from operations since inception and had an accumulated deficit of $895.8 million as of March 31, 2025. We have historically financed our operations primarily through the sale of equity securities, including warrants, and from borrowings under term loan facilities. To date, none of our product candidates have been approved for sale, and we have not generated any revenue from commercial products. We expect operating losses to continue and increase for the foreseeable future as we progress our clinical development activities for our product candidates.

We believe our existing cash, cash equivalents and marketable securities of $638.8 million as of March 31, 2025 will be sufficient to fund our planned operating expense requirements for a period of at least one year from the issuance date of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP), the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated financial statements are unaudited. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2024 and reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. Interim results are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited financial statements as of that date and, due to its summary nature, does not include all the disclosures required by U.S. GAAP in audited financial statements. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Our functional currency, and that of our subsidiary in Israel (our only significant subsidiary), is the U.S. Dollar.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates and assumptions made in the accompanying condensed consolidated financial statements include but are not limited to accruals for uncertain tax positions, accrued research and development expenses and the valuation of stock options. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could differ from those estimates.

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

Financial Instruments Not Carried at Fair Value

Our financial instruments, including cash, other current assets, accounts payable and accrued expenses are carried at cost which approximates their fair value because of the short-term nature of these financial instruments. We believe the fair value of our term loan is not materially different from its carrying value (amortized cost), as its interest rate adjusts periodically based on the U.S. Prime Rate, reflecting current market conditions for similar variable-rate debt.

Cash and Cash Equivalents

We consider all highly-liquid investments purchased with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents primarily consist of amounts invested in money market funds, commercial paper and U.S. government treasury securities and are carried at fair value.

Marketable Securities

We invest our excess cash in marketable securities with high credit ratings including money market funds, commercial paper, securities issued by the U.S. government and its agencies and corporate debt securities. We classify all marketable securities as available-for-sale, as the sale of such securities may be required prior to maturity. These marketable securities are carried at fair value, with unrealized gains and losses, net of tax, recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity until realized. The amortized cost of debt securities is adjusted for accretion of premiums and amortization of discounts to maturity. Such amortization and accretion, along with interest and dividends earned, are included in interest income and other, net. Realized gains and losses from the sale of marketable securities, if any, are determined on a specific identification basis and are also included in interest income and other, net. We classify our marketable securities as current assets, which reflects our intention to use the proceeds from sales of these securities to fund our operations, as necessary, even though the stated maturity date may be one year or more beyond the current balance sheet date.

We periodically assess our available-for-sale marketable securities for impairment. For marketable securities in an unrealized loss position, this assessment first takes into account our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the marketable security’s amortized cost basis is written down to fair value through interest income and other, net. For marketable securities in an unrealized loss position that do not meet the aforementioned criteria, we assess whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded in interest income and other, net, limited by the amount that the fair value is less than the amortized cost basis. Impairment not recorded through an allowance for credit losses is recognized in other comprehensive loss. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectability of a marketable security is confirmed or when either of the criteria regarding intent or requirement to sell is met. These changes are recorded in interest income and other, net. To date, we have not experienced any credit-related losses on our marketable securities.

Income Taxes

We account for uncertain tax positions using a more-likely-than-not threshold for recognizing and resolving uncertain tax positions. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Interest and penalties related to unrecognized tax benefits are included within income tax expense. For the three months ended March 31, 2025 and 2024, we recorded income tax expense related to our foreign operations in Israel of $0.1 million and $0.1 million, respectively.

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share is calculated based upon the weighted-average number of shares of common stock outstanding during the period. Pre-funded warrants with a nominal exercise price are considered outstanding and are included in the calculation of basic net loss per share from their issuance date as they are economically equivalent to outstanding common stock. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted-average participating securities by the sum of the total weighted-average common shares and participating securities. Shares of our common stock warrants participate in any dividends that may be declared by us and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in our losses. Diluted loss per share is computed after considering the dilutive effect of stock options, restricted stock units (RSUs), performance stock units (PSUs) and common stock warrants, except where such non-participating securities would be anti-dilutive. As we incurred net losses for the periods presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive.

Segment Information

Operating segments are defined as components of an enterprise that have the following characteristics: (i) they engage in business activities from which they may earn revenue and incur expense, (ii) their operating results are regularly reviewed by the chief operating decision maker (CODM) for resource allocation decisions and performance assessment, and (iii) their discrete financial information is available. Our CODM is our Chief Executive Officer (CEO), who manages and allocates resources to our operations on a consolidated basis. We manage our business as a single reportable segment and our operations are focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Segment information is further described in Note 10.

Recently Adopted Accounting Standards

We did not adopt any new standards or updates issued by the Financial Accounting Standards Board (FASB) during the three months ended March 31, 2025 that had a material impact on our consolidated financial statements and related disclosures.

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires companies to disclose additional information about income taxes paid. ASU 2023-09 is effective for our annual periods beginning on January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. We expect to adopt ASU 2023-09 in our Annual Report on Form 10-K for the year ending December 31, 2025 and in annual periods thereafter. We are in the process of evaluating the requirements of this update, which is expected to result in expanded disclosures within our consolidated financial statements upon adoption.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). ASU 2024-03 requires public business entities to provide expanded footnote disclosures disaggregating certain specified expense categories, such as purchases of inventory, employee compensation, depreciation, and amortization, included within relevant expense captions presented on the income statement. The objective of this guidance is to provide investors with more detailed information about an entity’s cost structure. ASU 2024-03 is effective for our annual periods beginning on January 1, 2027, and interim periods within annual reporting periods beginning January 1, 2028. Application is permitted on either a prospective or retrospective basis, and early adoption is permitted. We expect to adopt the annual disclosure requirements of ASU 2024-03 in our Annual Report on Form 10-K for the year ending December 31, 2027, and the interim disclosure requirements beginning with our Form 10-Q for the quarter ending March 31, 2028. We are currently evaluating the requirements of this update, which is expected to result in significantly expanded disclosures regarding the composition of our expenses within our consolidated financial statements upon adoption.

3. Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

The following table presents our financial assets measured at fair value on a recurring basis by level within the fair value hierarchy for the periods indicated (in thousands):

		March 31, 2025
	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Assets:
Money market funds	Level 1	$9,301	$—	$—	$9,301
Commercial paper	Level 2	101,313	—	(28)	101,285
U.S. government bonds	Level 2	178,916	347	(15)	179,248
Agency bonds	Level 2	52,517	68	(2)	52,583
Corporate debt securities	Level 2	8,331	12	(3)	8,340
U.S. Treasury securities	Level 2	45,551	2	(2)	45,551
Agency discount securities	Level 2	5,784	—	—	5,784
Total cash equivalents and marketable securities		$401,713	$429	$(50)	$402,092
Classified as:
Cash equivalents					$78,708
Marketable securities					323,384
Total cash equivalents and marketable securities					$402,092

		December 31, 2024
	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Assets:
Money market funds	Level 1	$22,645	$—	$—	$22,645
Commercial paper	Level 2	51,982	14	(5)	51,991
U.S. government bonds	Level 2	169,860	439	(29)	170,270
Agency bonds	Level 2	63,753	111	(5)	63,859
Corporate debt securities	Level 2	6,154	15	(3)	6,166
U.S. Treasury securities	Level 2	44,499	10	—	44,509
Agency discount securities	Level 2	18,940	2	—	18,942
Total cash equivalents and marketable securities		$377,833	$591	$(42)	$378,382
Classified as:
Cash equivalents					$64,487
Marketable securities					313,895
Total cash equivalents and marketable securities					$378,382

The valuation techniques used to measure the fair values of our Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices when available. If quoted market prices are not available, the fair value for the security is estimated under the market or income approach using pricing models with market observable inputs.

The following table summarizes the estimated fair value of investments in marketable securities by effective contractual maturity dates as of March 31, 2025 (in thousands):

Within one year	$369,008
After one year through two years	33,084
Total cash equivalents and marketable securities	$402,092

As of March 31, 2025, marketable securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. All of the fixed-rate debt securities in a loss position are investment-grade debt securities. We have the intent and ability to hold such securities until recovery of the unrealized losses. Based on our evaluation, the unrealized losses as of March 31, 2025 were insignificant and did not reflect increased credit risks within specific securities holdings. No allowance for credit losses was recorded as of March 31, 2025 and December 31, 2024.

Liabilities Measured at Fair Value on a Recurring Basis

Warrant Liability

As of March 31, 2025, our only financial liability measured at fair value on a recurring basis relates to warrants to purchase up to 311,996 shares of our common stock issued in connection with the Term Loan Facility (see Note 6). The number of warrants that become exercisable is contingent on subsequent loan advances drawn by us under the Term Loan Facility. As such, the warrants are not considered to be indexed to our own stock and were accounted for as a liability. We recorded the fair value of the warrants upon issuance using a probability-weighted scenario analysis with a Black-Scholes option-pricing model. We are required to revalue the warrants at each reporting date with any changes in fair value recorded on the consolidated statements of operations and comprehensive loss until the exercise contingencies are resolved. The valuation of the warrants is considered under Level 3 of the fair value hierarchy, taking into account the likelihood of the warrants becoming exercisable in addition to assumptions used in the Black-Scholes option-pricing model.

The reconciliation of our warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liability
Balance outstanding as of December 31, 2024	$516
Change in fair value	(221)
Balance outstanding as of March 31, 2025	$295

The warrants had a fair value of $0.3 million as of March 31, 2025, based on a Black-Scholes valuation with the following assumptions: risk-free interest rate of 4.2%, no dividends, expected volatility of 87.8% and expected term of 9.5 years.

4. Balance Sheet Components

Prepaid and other current assets consist of the following as of the periods presented (in thousands):

	March 31, 2025	December 31, 2024
Prepaid research and development	$40,934	$32,550
Prepaid taxes	133	368
Prepaid other	3,097	3,577
Total prepaid and other current assets	$44,164	$36,495

Accrued expenses consist of the following as of the periods presented (in thousands):

	March 31, 2025	December 31, 2024
Accrued research and development expenses	$17,208	$11,426
Accrued employee and related expenses	3,479	6,872
Accrued professional and legal fees	1,614	1,680
Accrued other expenses	42	42
Total accrued expenses	$22,343	$20,020

5. Commitments and Contingencies

Asset Transfer and License Agreement with Teva Pharmaceutical Industries Ltd

In April 2018, we acquired certain patents and intellectual property from Teva Pharmaceutical Industries Ltd. (Teva) relating to Teva’s former glycoPEGylated FGF21 program, including the compound pegozafermin (the FGF21 Agreement).

Under the FGF21 Agreement, we are obligated to make future payments to Teva. A $2.5 million milestone payment was made in the fourth quarter of 2023 upon achievement of a specified clinical development milestone. Remaining potential payments under the FGF21 Agreement consist of up to $65.0 million upon achievement of specified commercial milestones. We are also obligated to pay Teva tiered royalties at percentages in the low-to-mid single-digits on worldwide net sales of any products containing pegozafermin.

As of March 31, 2025, the timing and likelihood of achieving any remaining milestones are uncertain. Milestone payment obligations will be recognized when payment becomes probable and reasonably estimable, which is generally upon achievement of the applicable milestone.

The FGF21 Agreement can be terminated (i) by us without cause upon 120 days’ written notice to Teva, (ii) by either party, if the other party materially breaches any of its obligations under the FGF21 Agreement and fails to cure such breach within 60 days after receiving notice thereof, or (iii) by either party, if a bankruptcy petition is filed against the other party and is not dismissed within 60 days. Teva can also terminate the agreement if we, or any of our affiliates or sublicensees, challenge the licensed patents and do not withdraw the challenge within 30 days of written notice from Teva.

BiBo Collaboration Agreement

In April 2024, we entered into a collaboration agreement (the Collaboration Agreement) with BiBo Biopharma Engineering Co., Ltd. (BiBo), under which BiBo will construct a production facility at its site in the Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone. This manufacturing platform is specifically designed to enable the production of the bulk active ingredient required for pegozafermin’s commercial supply, and we expect it to provide capacity sufficient for our projected commercial needs.

Under the Collaboration Agreement, we are required to pay BiBo an aggregate of $135.0 million (exclusive of applicable value-added tax) toward the construction of the production facility, of which $121.5 million (net of applicable value-added tax) in milestone payments have been made as of March 31, 2025. The remaining $13.5 million will become payable upon achievement of certain specified milestones. If the actual costs of the production facility are substantially greater than the estimated budget, the parties will negotiate a means of allocating such cost overruns.

6. Term Loan Facility

As of March 31, 2025, our outstanding debt consisted of amounts drawn under a term loan facility (the Term Loan Facility) established pursuant to a Loan and Security Agreement, dated January 2023, as amended in September 2024 (as amended, the Loan Agreement) with certain lenders, K2 HealthVentures LLC serving as administrative agent, and Ankura Trust Company, LLC as collateral agent.

The Term Loan Facility provides for a maximum aggregate principal amount of $150.0 million, available in tranches:

•
Tranche 1: Provides for total borrowings of up to $70.0 million. An initial $35.0 million was funded upon closing of the related amendment in September 2024, the proceeds of which included the refinancing of the $25.0 million principal balance then outstanding under the original loan agreement. As of March 31, 2025, the remaining $35.0 million is available for drawdown through June 30, 2025.
•
Tranche 2: $30.0 million, the availability of which is contingent upon achievement of a specific clinical development milestone (positive Phase 3 SHTG Data) by December 31, 2025. In February 2025, we announced that we decided to unblind the ENTRUST Phase 3 study in SHTG after study completion at week 52 and not conduct the interim week 26 readout, which interim readout we expected would have occurred before December 31, 2025. Consequently, we expect to report topline data from ENTRUST in the first quarter of 2026, and therefore, we do not anticipate meeting the condition required to access Tranche 2 within the specified timeframe.
•
Tranche 3: Up to $50.0 million, which may become available at our request, subject to the lenders’ sole discretion.

Our obligations under the Loan Agreement are secured by substantially all of our assets, excluding intellectual property. The Loan Agreement contains customary representations and warranties, restricts certain activities (including requiring prior lender consent for the sale or assignment of rights to our patents and other intellectual property), and includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. In addition, commencing January 1, 2026, we are required to maintain minimum unrestricted cash, cash equivalents and marketable securities equal to 5.0 times the average change in such balances over the trailing three-month period. As of March 31, 2025, we were in compliance with all covenants of the Loan Agreement.

Borrowings under the Loan Agreement mature on October 1, 2028 and provide for interest-only payments until January 1, 2027. Thereafter, consecutive equal payments of principal and interest are due. The Term Loan Facility bears interest equal to the greater of (i) 8.95% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 1.75%. On the date the debt was refinanced and on March 31, 2025, the stated interest rate on the outstanding Term Loan Facility was 9.75% and 9.25%, respectively. An end of term fee of 5.95% of the aggregate principal amount of term loans advanced is also payable. We have the option to prepay the entire outstanding balance of borrowings, subject to a prepayment fee ranging from 1.0% to 3.0% depending on the timing of such prepayment.

In connection with the amendment of the original agreement, we issued warrants to purchase up to 406,951 shares of our common stock at an exercise price of $7.3719 per share that expire 10 years from the date of issuance. Of these, 94,955 shares were immediately exercisable and classified as equity. Warrants to purchase the remaining 311,996 shares of common stock become exercisable proportionally with future advances under the term loan tranches. These warrants are classified as a liability and remeasured to fair value at each reporting period (see Note 3).

The lenders also have the right to convert up to an aggregate of $7.5 million of the principal amount from the original term loan then outstanding and an additional aggregate of $5.0 million from the amended term loan then outstanding into shares of our common stock at conversion prices of $12.6943 and $9.5835 per share, respectively.

The expected repayments of principal amounts due on borrowings as of March 31, 2025 were as follows (in thousands):

2025 (remaining nine months)	$—
2026	—
2027	18,322
2028	16,678
Total principal outstanding	35,000
Plus accumulated accretion of end of term fees	1,476
Less unamortized debt discount	(536)
Total net carrying value	35,940
Term loan, current	—
Term loan, noncurrent, net	$35,940

7. Stockholders’ Equity

Common Stock Reserved for Issuance

Common stock reserved for future issuance, on an as-if-converted basis, were as follows:

	As of March 31, 2025	As of December 31, 2024
Stock options outstanding	11,578,904	7,707,342
RSUs and PSUs outstanding	2,726,824	1,818,994
Shares available for future grants under equity incentive plans	2,018,216	2,181,235
Shares available for future issuance under the employee stock purchase plan	3,285,644	2,087,150
Warrants to purchase common stock outstanding	517,078	517,078
Pre-funded warrants to purchase common stock outstanding	11,231,081	4,331,081
Conversion feature related to outstanding term loan	1,112,546	1,112,546
Total available for future issuance	32,470,293	19,755,426

Underwritten Public Offering

In February 2025, we completed an underwritten public offering consisting of 25,957,142 shares of common stock at an offering price of $8.75 per share, including 4,285,714 shares of common stock issued upon the exercise in full of the overallotment option by the underwriters, as well as pre-funded warrants to purchase 6,900,000 shares of common stock at a public offering price of $8.749 per underlying share. We raised net proceeds of approximately $269.9 million, after deducting underwriting discounts and commissions of $17.3 million and other offering costs of $0.3 million.

Common Stock Warrants

As of March 31, 2025, outstanding warrants to purchase shares of our common stock were as follows:

	Shares of Common Stock Underlying Warrants	Exercise Price Per Share	Expiration Date
Warrant issued in connection with term loan (SVB)	25,000	$22.06	June 30, 2025
Warrant issued in connection with term loan (SVB)	33,923	$19.12	May 28, 2031
Warrants issued in connection with Term Loan Facility	51,204	$9.7649	January 27, 2033
Warrants issued in connection with amended Term Loan Facility	406,951	$7.3719	September 30, 2034
Pre-funded warrants issued in connection with public offerings	11,231,081	$0.001	Do not expire
Total outstanding	11,748,159

Exercise of pre-funded warrants is subject to a beneficial ownership limitation, initially capped at 9.99% of our outstanding common stock. Prior to issuance, a holder had the option to decrease this limitation to 4.99%. The holder may subsequently adjust this limitation, provided that it does not exceed 19.99%. The number of shares issuable upon exercise is subject to adjustment for stock dividends, stock splits, recapitalizations, reorganizations, or other similar events, as further specified in the warrant agreements. Under certain conditions, the pre-funded warrants may be exercised on a cashless basis. There were no exercises of common stock warrants or pre-funded warrants for the three months ended March 31, 2025.

8. Stock-Based Compensation

Equity Incentive Plans Activity

Stock Options

The following table summarizes stock option activity under our equity incentive plans for the three months ended March 31, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2024	7,707,342	$12.19
Granted	4,004,100	9.60
Exercised	(4,000)	8.25
Forfeited	(128,538)	12.57
Balance outstanding as of March 31, 2025	11,578,904	$11.29	8.3	$5,082
Exercisable as of March 31, 2025	4,082,873	$13.90	6.4	$4,593

The fair value of stock option awards granted for the periods indicated was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2025	2024
Expected term (years)	5.5 - 6.1	5.5 - 6.1
Expected volatility	86.8 - 87.2%	89.4 - 90.4%
Risk-free interest rate	4.4%	3.8 - 4.1%
Expected dividend	—	—

As of March 31, 2025, total unrecognized stock-based compensation expense related to unvested stock options was $52.1 million, which is expected to be recognized over a weighted-average period of 3.1 years.

RSU and PSUs

The following table summarizes RSU and PSU activity for the three months ended March 31, 2025:

	RSUs		PSUs
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance outstanding as of December 31, 2024	1,503,994	$9.65	315,000	$7.67
Granted	1,210,375	9.60	—	—
Vested	(269,691)	11.27	(2,500)	9.98
Forfeited	(22,854)	10.24	(7,500)	9.98
Balance outstanding as of March 31, 2025	2,421,824	$9.44	305,000	$7.59

As of March 31, 2025, total unrecognized stock-based compensation expense related to RSUs and PSUs was $28.9 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense for the periods indicated as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$3,402	$2,315
General and administrative	3,814	2,683
Total stock-based compensation	$7,216	$4,998

9. Net Loss Per Share

The following table presents the weighted-average shares outstanding used to calculate basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Common stock	137,357,367	93,965,659
Pre-funded warrants	9,007,748	1,881,081
Total	146,365,115	95,846,740

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods indicated due to their anti-dilutive effect:

	As of March 31,
	2025	2024
Stock options outstanding	11,578,904	6,891,349
RSUs and PSUs outstanding	2,726,824	1,508,546
Warrants to purchase common stock	517,078	10,075,092
Conversion feature related to outstanding term loan	1,112,546	590,816
ESPP shares issuable	31,333	13,091
Total	15,966,685	19,078,894

10. Segment Information

We operate and manage our business as a single reportable segment focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our CEO, as the CODM, uses consolidated net loss to evaluate our expenditures and monitor budget versus actual results. The monitoring of budgeted versus actual results and cash on hand are used in assessing performance of the segment and in establishing resource allocation across the organization.

Factors considered in determining our single reportable segment include the nature of our operating activities, our organizational and reporting structure, and the type of information reviewed by the CODM to allocate resources and evaluate financial performance.

The CODM regularly reviews significant expense categories included within our consolidated net loss to manage our operations. These significant expense categories include research and development, general and administrative, interest expense, interest income and other, net and income tax expense, which are each separately presented on our condensed consolidated statements of operations and comprehensive loss.

Substantially all of our long-lived assets, which primarily consist of right-of-use assets related to operating leases, were located in the United States as of March 31, 2025 and December 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our lead product candidate, pegozafermin, is a specifically engineered glycoPEGylated analog of fibroblast growth factor 21 (FGF21). Pegozafermin is currently being developed for the treatment of metabolic dysfunction-associated steatohepatitis (MASH), formerly nonalcoholic steatohepatitis (NASH), and for the treatment of severe hypertriglyceridemia (SHTG). MASH, a severe form of metabolic dysfunction-associated steatotic liver disease (formerly nonalcoholic fatty liver disease), is characterized by liver inflammation and fibrosis, potentially progressing to cirrhosis, liver failure, hepatocellular carcinoma and death.

Pegozafermin MASH Program

Pegozafermin is currently advancing through Phase 3 clinical development. This follows positive results from the Phase 1b/2a trial and the Phase 2b ENLIVEN trial, which demonstrated statistically significant histological improvements through 24 weeks and benefits across non-invasive tests (NITs) in both non-cirrhotic (F2-F3) and compensated cirrhotic (F4) MASH patients through 48 weeks. The U.S. Food and Drug Administration (FDA) has granted pegozafermin Breakthrough Therapy Designation, and the European Medicines Agency (EMA) has granted it Priority Medicines Designation (PRIME) for MASH.

We are enrolling patients for our Phase 3 ENLIGHTEN program of two global, randomized, double-blind, placebo-controlled trials, which were initiated in 2024, following successful end-of-Phase 2 interactions with the FDA and EMA in 2023:

•
ENLIGHTEN-Fibrosis: This trial is actively enrolling patients with MASH and fibrosis stage F2-F3. It evaluates weekly and every-two-week dosing regimens of pegozafermin versus placebo. The co-primary histology endpoints, assessed at week 52, are intended to support potential filings for accelerated approval in the United States and conditional approval in Europe. We currently anticipate reporting topline data from the histology cohort in the first half of 2027. Patients are expected to continue treatment for collection of outcome events for potential full approval in F2-F3 MASH.
•
ENLIGHTEN-Cirrhosis: This trial is actively enrolling patients with MASH and compensated cirrhosis (F4). It evaluates a weekly dosing regimen of pegozafermin versus placebo. The primary histology endpoint, assessed at 24 months, is intended to support potential filings for accelerated approval in the United States and conditional approval in Europe for F4 patients. We currently anticipate reporting topline data from the histology cohort in 2028. Patients are expected to continue treatment for collection of outcomes events, primarily decompensation events, which could support potential full approval for F4 and F2-F3 MASH.

Both Phase 3 trials are designed to enroll a proportion of patients on background glucagon-like peptide-1 (GLP-1) based therapies to evaluate the potential incremental benefit of pegozafermin. The trials will stratify patients based on their use of background GLP-1 based therapies. Patients in both trials can self-administer pegozafermin using the planned commercial liquid formulation via subcutaneous injection. We continue to execute on these trials with the goal of generating data to support regulatory submissions for pegozafermin as a potential treatment for patients with MASH.

Pegozafermin SHTG Program

We are also advancing pegozafermin for the treatment of SHTG, based on positive results from our Phase 2 ENTRIGUE trial and supportive feedback from the FDA indicating that two Phase 3 trials are required for registration using triglyceride reduction as the primary endpoint. Enrollment in the first of these Phase 3 trials, ENTRUST, was completed in December 2024 with 369 patients. This 52-week, randomized, double-blind, placebo-controlled global trial is evaluating weekly subcutaneous doses of pegozafermin (20 mg and 30 mg) against placebo. The primary endpoint—percent change from baseline in fasting triglycerides compared to placebo at Week 26—will be analyzed after study completion at Week 52. This timing of analysis aligns with our strategic prioritization of the

MASH program, followed by the SHTG program. We expect to report topline data from the ENTRUST trial in the first quarter of 2026. Safety data from the ongoing ENTRUST trial is expected to support the safety database requirements for MASH and vice versa.

Manufacturing and Commercial Supply Preparedness

In April 2024, we entered into a collaboration agreement (the Collaboration Agreement) with BiBo Biopharma Engineering Co., Ltd. (BiBo), under which BiBo is constructing a production facility at its site in the Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone. This manufacturing platform is specifically designed to enable the production of the bulk active ingredient required for pegozafermin’s commercial supply, and we expect it to provide capacity sufficient for our projected commercial needs. The scalability of our manufacturing process was demonstrated via the successful completion of a large-scale Good Manufacturing Practices (GMP) production run of pegozafermin during the fourth quarter of 2024 at an existing commercial-scale production line at BiBo’s facility in Shanghai. The Collaboration Agreement is a component of our broader global manufacturing strategy, which ensures resilience and flexibility by leveraging a diversified supply chain with alternative sources from contract development and manufacturing organizations (CDMOs) for each step, mitigating reliance on any single partner and reducing macro/geopolitical risk exposure.

Components of Results of Operations

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our lead product candidate, pegozafermin. Our research and development expenses consist primarily of external costs related to preclinical and clinical development, including costs related to acquiring patents and intellectual property, expenses incurred under license agreements and agreements with contract research organizations and consultants, costs incurred pursuant to the Collaboration Agreement, costs related to acquiring and manufacturing clinical trial materials, including under agreements with contract manufacturing organizations and other vendors, costs related to the preparation of regulatory submissions and expenses related to laboratory supplies and services, as well as personnel costs. Personnel costs consist of salaries, employee benefits and stock-based compensation for individuals involved in research and development efforts.

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

We expect our research and development expenses to increase for the foreseeable future as we continue the development of pegozafermin and continue to invest in research and development and manufacturing activities. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of pegozafermin and any future product candidates is highly uncertain. To the extent that pegozafermin continues to advance into larger and later stage clinical trials, our expenses will increase substantially and may become more variable. The actual probability of success for pegozafermin or any future product candidate may be affected by a variety of factors, including the safety and efficacy of our product candidates, investment in our clinical programs, manufacturing capability and competition with other products. As a result, we are unable to determine the timing of initiation, duration and completion costs of our research and development efforts or when and to what extent we will generate revenue from the commercialization and sale of pegozafermin or any future product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, expenses for outside professional services, including legal, human resources, audit and accounting services, consulting costs and allocated facilities costs. Personnel and related costs consist of salaries, employee benefits and stock-based compensation for personnel in executive, finance, commercial and other administrative functions. Facilities costs consist of rent and maintenance of facilities. We expect our general and administrative expenses to increase for the foreseeable future as we increase the size of our administrative function to support the growth of our business and support our continued research and development activities.

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

Results of Operations

Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$64,394	$47,428	$16,966
General and administrative	11,515	9,849	1,666
Total operating expenses	75,909	57,277	18,632
Loss from operations	(75,909)	(57,277)	(18,632)
Interest expense	(1,267)	(863)	(404)
Interest income and other, net	6,038	6,556	(518)
Net loss before tax	$(71,138)	$(51,584)	$(19,554)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Clinical development	$33,795	$17,924	$15,871
Contract manufacturing	19,057	21,351	(2,294)
Personnel-related expenses	10,673	7,733	2,940
Other expenses	869	420	449
Total research and development expenses	$64,394	$47,428	$16,966

Research and development expenses increased by $17.0 million for the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily driven by $15.9 million in net additional spending across our Phase 3 clinical programs. This reflects increased investment to advance our ENLIGHTEN-Fibrosis and ENLIGHTEN-Cirrhosis clinical trials, partially offset by a slight decrease in costs for our ENTRUST clinical trial following the completion of patient enrollment in December 2024. Additional factors included a $2.9 million increase in personnel-related expenses including stock-based compensation driven by higher headcount and a $0.5 million increase in other research and development expenses. These increases were partially offset by a $2.3 million decrease in contract manufacturing costs, primarily reflecting expenses incurred in the comparable prior year period for manufacturing activities in preparation for two Phase 3 trials initiated in March and May 2024.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million for the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily attributable to an increase in personnel-related expenses including stock-based compensation driven by higher headcount.

Interest Expense

Interest expense increased by $0.4 million for the three months ended March 31, 2025 compared to the same period in 2024, driven primarily by $0.2 million from higher average outstanding debt and a $0.2 million write-off of deferred financing fees associated with tranche 2 of the Term Loan Facility.

Interest Income and Other, Net

Interest income and other, net decreased by $0.5 million for the three months ended March 31, 2025 compared to the same period in 2024, primarily reflecting lower average invested balances in cash equivalents and marketable securities.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $638.8 million and an accumulated deficit of $895.8 million.

Sources of Liquidity

At-the-Market (ATM) Offerings

In March 2021, we entered into an ATM sales agreement (as amended, the Sales Agreement) with Leerink Partners LLC and Cantor Fitzgerald & Co. (the Sales Agents) pursuant to which we may offer and sell up to $75.0 million of shares of our common stock (the 2021 ATM Facility) from time to time pursuant to an effective registration statement. In February 2023, we entered into an amendment to the Sales Agreement. This amendment terminated the 2021 ATM Facility and established a new ATM facility with an aggregate offering amount of up to $150.0 million of shares of our common stock (the 2023 ATM Facility) pursuant to an effective registration statement.

In 2024, we sold 1,396,888 shares of our common stock and received net proceeds of $21.0 million.

During the three months ended March 31, 2025, there were no sales of our common stock under the 2023 ATM Facility. As of March 31, 2025, there was $104.4 million remaining for future sales under the 2023 ATM Facility.

Underwritten Public Offerings

In November 2024, we completed an underwritten public offering of our common stock and pre-funded warrants to purchase shares of our common stock, raising net proceeds of $136.3 million after deducting underwriting commissions, discounts, and other offering expenses.

In February 2025, we completed an underwritten public offering of our common stock and pre-funded warrants to purchase shares of our common stock, raising net proceeds of $269.9 million after deducting underwriting commissions, discounts, and other offering expenses.

Exercise of Common Stock Warrants

In 2024, pre-funded warrants to purchase 799,906 shares of our common stock were exercised via cashless exercises and warrants to purchase 10,179,789 shares of our common stock were exercised for cash generating proceeds of $54.2 million resulting in the issuance of a total of 10,979,695 shares of common stock.

Term Loan Facility

As of March 31, 2025, our primary source of debt financing was through a term loan facility (the Term Loan Facility), which provides for a maximum aggregate principal amount of $150.0 million. This facility was established pursuant to a Loan and Security Agreement, dated January 2023, as amended in September 2024 (as amended, the Loan Agreement) with certain lenders, K2 HealthVentures LLC, serving as administrative agent, and Ankura Trust Company, LLC, as collateral agent.

The Term Loan Facility is structured in three tranches:

•
Tranche 1: This tranche provides for total borrowings of up to $70.0 million. An initial $35.0 million was funded upon the closing of the related amendment in September 2024, the proceeds of which included the refinancing of the $25.0 million principal balance then outstanding under the original loan agreement. As of March 31, 2025, the remaining $35.0 million is available for drawdown through June 30, 2025.

•
Tranche 2: This $30.0 million tranche was contingent upon the achievement of a specific clinical development milestone (positive Phase 3 SHTG Data) by December 31, 2025. In February 2025, we announced that we decided to unblind the ENTRUST Phase 3 study in SHTG after study completion at week 52 and not conduct the interim week 26 readout, which interim readout we expected would have occurred before December 31, 2025. Consequently, we expect to report topline data from ENTRUST in the first quarter of 2026, and therefore, we do not anticipate meeting the condition required to access Tranche 2 within the specified timeframe.
•
Tranche 3: This tranche allows for borrowing of up to $50.0 million at our request, subject to the lenders’ sole discretion. While this represents a potential future source of capital, its availability is not guaranteed and is dependent on the lenders’ approval at the time of any request.

Funding Requirements

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our lead product candidate, pegozafermin, as well as the funding of a portion of the construction of the production facility pursuant to the Collaboration Agreement. We plan to increase our research and development expenses for the foreseeable future as we continue the clinical development of our current and future product candidates. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize our current product candidate or any future product candidates. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or our current or any future license agreements which we may enter into or whether, or when, if ever, we may achieve profitability. In addition, with a change in the current administration in 2025, there has been an economic policy shift towards increasing tariffs, which in turn has led and could lead to further retaliatory tariffs. These may have the potential to impact expenses as well as our ability to, if ever, generate revenue or achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast the timing and amounts of milestone, royalty and other revenue from licensing activities, which future product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Based on our current operating plan, we expect our existing cash, cash equivalents and marketable securities of $638.8 million as of March 31, 2025 will be sufficient to fund our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. However, our operating plans and other demands on our cash resources may change as a result of many factors, and we may seek additional funds sooner than planned. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us.

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
•
the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•
the cost overruns under the Collaboration Agreement if the actual costs of construction of the production facility are greater than the estimated budget.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by
Operating activities	$(71,737)	$(39,720)
Investing activities	(7,833)	(79,898)
Financing activities	268,906	21,030
Net change in cash and cash equivalents	$189,336	$(98,588)

Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities of $71.7 million reflects a net loss of $71.3 million and a net change of $6.2 million in operating assets and liabilities, partially offset by aggregate noncash charges of $5.7 million. Noncash charges primarily included stock-based compensation expense of $7.2 million, amortization of debt discount and accretion of deferred debt costs of $0.5 million, partially offset in part by net accretion of discounts on investments in marketable securities of $1.9 million. The net change in operating assets and liabilities was primarily driven by a $7.9 million increase in prepaid expenses and other assets, mainly due to higher advance payments (such as site initiation fees and other upfront costs) to support the expansion of our ongoing Phase 3 programs, partially offset by a net increase in accounts payable and accrued expenses of $1.7 million driven by activity levels and timing of vendor payments.

For the three months ended March 31, 2024, net cash used in operating activities of $39.7 million reflects a net loss of $51.6 million, partially offset by a net change of $9.4 million in operating assets and liabilities and aggregate noncash charges of $2.5 million. Noncash charges primarily included stock-based compensation expense of $5.0 million, net accretion of discounts on investments in marketable securities of $2.8 million, amortization of debt discount and accretion of deferred debt costs of $0.2 million and noncash operating lease expense of $0.2 million. The net change in operating assets and liabilities was mainly due to an increase in accounts payable and accrued expenses of $7.2 million and a decrease in prepaid expenses and other assets of $2.1 million, primarily driven by timing of payments made and an increase in services rendered by contract research organizations and contract manufacturing organizations in connection with our clinical trials.

Investing Activities

For the three months ended March 31, 2025, net cash used in investing activities was $7.8 million, which primarily consisted of $105.1 million in purchases of marketable securities, offset in part by $97.3 million in proceeds from sales and maturities of marketable securities.

For the three months ended March 31, 2024, net cash used in investing activities was $79.9 million, which consisted of $152.0 million in purchases of marketable securities, offset in part by $72.1 million in proceeds from sales and maturities of marketable securities.

Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was $268.9 million, primarily reflecting $269.9 million in net proceeds from our public offering of common stock and pre-funded warrants. This was offset in part by payments for employee withholding taxes of $1.0 million related to net share settlement upon vesting of restricted stock units.

For the three months ended March 31, 2024, net cash provided by financing activities was $21.0 million, primarily reflecting $21.1 million in net proceeds from sales of common stock under our 2023 ATM Facility and $1.8 million from the exercise of common stock warrants. This was offset in part by payments for taxes of $1.7 million related to net share settlement upon vesting of restricted stock units.

Contractual Obligations and Commitments

Debt Obligations

As of March 31, 2025, the outstanding principal amount of $35.0 million under our Loan Agreement is scheduled to mature on October 1, 2028 and provides for interest-only payments until January 1, 2027. For additional information regarding the terms of the debt and interest payable, see Note 6 to our unaudited condensed consolidated financial statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Asset Transfer and License Agreement with Teva Pharmaceutical Industries Ltd

Under our license agreement with Teva Pharmaceutical Industries Ltd. (Teva) for the glycoPEGylated FGF21 program (pegozafermin), we are obligated to pay Teva up to $65.0 million upon the achievement of specified commercial milestones, in addition to a $2.5 million clinical development milestone payment made in the fourth quarter of 2023. We also have an obligation to pay tiered royalties on future worldwide net sales of products containing pegozafermin. As of March 31, 2025, the timing and likelihood of achieving the remaining milestones are uncertain. Milestone payment obligations will be recognized when payment becomes probable and reasonably estimable, which is generally upon achievement of the applicable milestone.

Remaining Production Facility Funding Obligation

Under the Collaboration Agreement, we are required to pay BiBo an aggregate of $135.0 million (exclusive of applicable value-added tax) toward the construction of the production facility, of which we have paid $121.5 million (net of applicable value-added tax) as of March 31, 2025. The remaining $13.5 million will become payable upon achievement of a certain specified milestone. If the actual costs of the production facility are substantially greater than the estimated budget, the parties will negotiate a means of allocating such cost overruns.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates as compared to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a clinical-stage biopharmaceutical company, our operations have consumed significant amounts of cash since our inception. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we conduct Phase 3 clinical trials of, seek regulatory approval for and prepare for commercialization of pegozafermin. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for a period of at least one year following the filing of this Form 10-Q.

We will require additional capital to discover, develop, obtain regulatory approval for and commercialize pegozafermin and any future product candidates. Our ability to complete new and ongoing clinical trials for pegozafermin may be subject to our ability to raise additional capital. We do not have any committed external source of funds other than as a result of any sales that we may make under the 2023 ATM Facility and proceeds from our Loan Agreement, which are subject to the achievement of certain milestones and/or consent of the lenders. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small biotechnology companies, like 89bio, and broader macroeconomic factors may preclude us from successfully raising additional capital. For example, escalating trade tensions, interest rate uncertainty and regulatory uncertainty have caused significant market volatility in recent months, and particularly in the biotechnology and biopharmaceutical industries, which such volatility can have an adverse effect on the ability to raise capital.

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

In addition, if pegozafermin receives approval and is commercialized, we will be required to make milestone and royalty payments to Teva, from whom we acquired certain patents and intellectual property rights relating to pegozafermin, and from whom we licensed patents and know-how related to glycoPEGylation technology that is used in the manufacture of pegozafermin. For additional information regarding this license agreement, please see Note 5 to our consolidated financial statements appearing under Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We expect to continue to rely on third-party manufacturers and suppliers, including BiBo, if we receive regulatory approval for pegozafermin or any other product candidates. BiBo is constructing a production facility in China specifically designed to produce pegozafermin for commercial supply. We cannot guarantee that BiBo will be able to complete or make operational the production facility in a timely manner or at all, or be able to scale up and produce the quantities we would require to commercialize pegozafermin. Under our Collaboration Agreement with BiBo, we are required to pay BiBo an aggregate of $135.0 million (exclusive of applicable value-added tax) toward the construction of the production facility, however, if the actual costs of the production facility are substantially greater than the estimated budget, we and Bibo will negotiate a means of allocating such cost overruns. We may be ultimately responsible for a substantial portion of such overruns and it could negatively impact our financial condition and results of operations. For additional information regarding the production facility, please see Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” and Note 5 to our consolidated financial statements appearing under Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop our product candidates and commercialize any products that receive regulatory approval on a timely basis. Supply chain issues, including those resulting from the ongoing war in Ukraine and the acts of piracy and military unrest in the Red Sea, may affect our third-party vendors and cause delays. Furthermore, since we have engaged a manufacturer located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the legislation or policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, WuXi Biologics, which we have engaged as a potential commercial supply chain vendor, is identified in the U.S. legislation known as the BIOSECURE Act, which was proposed in the 118th Congress, as a “biotechnology company of concern.” The version of the BIOSECURE Act introduced in the U.S. House of Representatives during the 118th Congress would prohibit federal agencies from entering into procurement contracts with, as well as providing grants and loans to, an entity that uses biotechnology equipment or services from a biotechnology company of concern, and includes a grandfathering provision allowing biotechnology equipment and services provided or produced by named “biotechnology companies of concern” under a contract or agreement entered into before the effective date until January 1, 2032. The pathway and timing for the BIOSECURE Act or its provisions to become law are uncertain. Foreign CMOs may be subject to U.S. legislation, including the proposed BIOSECURE Act, trade restrictions, and other foreign regulatory requirements that could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, in April 2025, the United States government imposed significant tariffs on imports from China and other countries and may impose more restrictions on goods, including biologically derived substances, manufactured in or imported from China or other countries or impose other restrictions on companies’ ability to work with Chinese or other foreign counterparties. These and other risks associated with our collaboration with BiBo, based in China, may materially adversely affect our ability to attain or maintain quantities of pegozafermin needed for commercialization, if approved. In addition, we have agreed to arbitrate claims related to the Collaboration Agreement with BiBo in Shanghai under the laws of the People’s Republic of China, which may limit our ability to enforce our contractual rights against BiBo. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China, which could have an adverse effect on our business, financial condition, results of operations and prospects. Developments in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the United Kingdom, could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause delay to our clinical development programs. Furthermore, if the BIOSECURE Act is passed and one or more of our collaborators in China is deemed to be a biotechnology company of concern, our operations and financial condition may be negatively impacted as a result of any delays or increased costs arising from the trade restrictions and other foreign regulatory requirements affecting such collaborators. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. For example, in the event that we need to switch our third-party manufacturer of pegozafermin from BTPH or BiBo, which are our primary manufacturing sources for pegozafermin, we anticipate that the complexity of the glycoPEGylation manufacturing process may materially impact the amount of time it may take to secure a replacement manufacturer. The delays associated with the verification of a new manufacturer, if we are able to identify an alternative source, could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions at various points over the last few decades, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, fluctuating interest rates, and uncertainty about economic stability. In addition, the effects of global economic conditions, including new or increased tariffs and other barriers to trade, especially in light of recent executive orders made by the current administration, trade and other international disputes, slower growth or recession, high unemployment, labor availability constraints, significant natural disasters, including as a result of climate change, changes to fiscal and monetary policy or government budget dynamics, particularly in the pharmaceutical and biotech areas, may have adverse effects on our business and financial condition. In recent months, the United States has announced tariffs on imports from most countries, including significant tariffs on imports from China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended. In addition, the Federal Reserve has previously raised interest rates multiple times in response to concerns about inflation and it may raise them again. Fluctuation in interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflicts between Russia and Ukraine and between Israel and surrounding areas and the rising tensions between China and Taiwan have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our service providers, manufacturers or other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

In addition, we have relied upon and plan to continue to rely upon third party contract research organizations (CROs) to conduct, monitor, and manage preclinical and clinical programs. We rely on these parties for execution of clinical trials, and we manage and control only some aspects of their activities. We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with all applicable laws, regulations, and guidelines, including those required by the FDA, EMA and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of our CROs or vendors fail to comply with applicable and evolving laws, regulations, and guidelines, the results generated in our clinical trials may be deemed insufficient or unreliable, and the FDA, EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications.

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

Currently, we do not have any product candidates that have received regulatory approval. The time required to obtain approval from the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions. Further, the FDA and comparable foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations or revise existing regulations, or take other actions, such as those implemented by the recently established Department of Government Efficiency, which may impact our clinical development plans or prevent or delay approval of our programs under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance.

It is possible that none of pegozafermin or any future product candidates will ever obtain regulatory approval. Pegozafermin or any future product candidate could fail to receive regulatory approval from the FDA or comparable foreign regulatory authorities for many reasons, including those referenced in Part I, Item 1. “Business— Government Regulation and Product Approval” in our Annual Report on Form 10-K for the year ended December 31, 2024. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of the product candidate.

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

In addition, Breakthrough Therapy, Fast Track and PRIME designations may not result in a faster development process, review or approval compared to conventional FDA or EMA procedures, respectively. In addition, even though pegozafermin is designated as a Breakthrough Therapy in MASH, the FDA may later decide that the product candidate no longer meets the conditions for designation and the designation may be rescinded. The Breakthrough Therapy, Fast Track and PRIME designations do not assure ultimate regulatory approval by the FDA or the EMA. Many drugs and biologics that have received Breakthrough Therapy, Fast Track or PRIME designation have failed to obtain approval. Additionally, changes in the leadership of the FDA and other actions taken by the current administration, including mass layoffs within the federal government, may impose constraints on the FDA’s ability to engage in activities in the normal course and may result in reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to take advantage of the benefits for Breakthrough Therapy and Fast Track designations and progress development of our programs or obtain regulatory approval for our programs. See Part I, Item 1. “Business—Expedited Programs for Serious Conditions” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The ability of the FDA to review and approve regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel, disruptions caused by government shutdowns and public health crises. There have been mass layoffs of federal employees since the start of the current administration in January 2025, the full impact of which is unclear at this time. Such disruptions could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, the current administration has made and is expected to continue to make changes in the leadership of various U.S. federal regulatory agencies and changes to U.S. federal government policy that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of the U.S. federal regulatory agencies, including the FDA.

We are unable to predict the extent to which the current administration may impose or seek to impose leadership or policy changes at the FDA or changes to rules and policies impacting our business and operations. It is unclear how these executive actions or other potential actions by the federal government will impact the FDA or other regulatory authorities that oversee our business. Government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities, which could result in delays in our clinical trial timelines. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the development or manufacturing of pegozafermin, or future product candidates, which could have a material adverse effect on our business.

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

Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures. The Inflation Reduction Act of 2022 (IRA) includes several measures intended to lower the cost of prescription drugs and related healthcare reforms. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

In April 2018, we entered into the FGF21 Agreement with Teva under which we acquired certain patents, intellectual property and other assets relating to Teva’s glycoPEGylated FGF21 program, including pegozafermin. Under this agreement, we were granted a perpetual, non-exclusive (but exclusive as to pegozafermin), non-transferable, worldwide license to patents and know-how related to glycoPEGylation technology used in the development, manufacture and commercialization of pegozafermin and products containing pegozafermin. The FGF21 Agreement also contains numerous covenants with which we must comply, including the utilization of commercially reasonable efforts to develop and ultimately commercialize pegozafermin, as well as certain reporting covenants and the obligation to make royalty payments, if and when pegozafermin is approved for commercialization. Our failure to satisfy any of these covenants could result in the termination of the FGF21 Agreement. In addition, we entered into a sublicense agreement with ratiopharm (ratiopharm Sublicense), under which we were granted a perpetual, exclusive, worldwide sublicense to patents and know-how related to glycoPEGylation technology used in the development, manufacture and commercialization of pegozafermin and products containing pegozafermin. Termination of the FGF21 Agreement or the ratiopharm Sublicense will impact our rights under the intellectual property licensed to us by Teva and ratiopharm, respectively, including our license to glycoPEGylation technology, but will not affect our rights under the assets assigned to us.

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

The market price of our common stock could fluctuate significantly, and you may not be able to resell your shares at or above the price you paid for your shares. Our stock price could fluctuate significantly due to various factors, including those described in these “Risk Factors,” including business developments announced by us and by our collaborators and competitors, or as a result of market trends and daily trading volume. The business developments that could affect our stock price include announcements or disclosures from competitors in the same class or category, new collaborations, clinical advancement, commercial launch or discontinuation of product candidates in the same class or category and regulatory approvals for our product candidates or product candidates in the same class or category. Our stock price could also fluctuate significantly with the level of overall investment interest in small-cap biotechnology stocks or for other reasons unrelated to our business. For example, escalating trade tensions, interest rate uncertainty and regulatory uncertainty have caused significant market volatility in recent months, and particularly in the biotechnology and biopharmaceutical industries. Any of these factors may result in large and sudden changes in the volume and trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company.

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

Existing stockholders could suffer dilution or be negatively affected by fixed payment obligations we may incur if we raise additional funds through the issuance of additional equity securities, including under the 2023 ATM Facility, or debt. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants or protective rights that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act. Section 404(b) of the Sarbanes-Oxley Act (Section 404) also requires our independent auditors to express an opinion on our internal control over financial reporting. Ensuring that we have adequate internal controls in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, our independent registered public accounting firm may issue a report that is adverse, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the SEC or Section 404. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. If we are not able to comply with the requirements of Section 404 or if we or our independent registered public accounting firm are unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

As of December 31, 2024, we had U.S. federal and state net operating loss (NOL) carryforwards of $255.5 million and $496.5 million, respectively, which may be available to offset future taxable income. As of December 31, 2024, we also had gross federal tax credits of $19.7 million, which may be used to offset future tax liabilities. Certain NOLs and tax credit carryforwards will begin to expire in 2039. Use of our NOL carryforwards and tax credit carryforwards depends on many factors, including having current or future taxable income, which cannot be assured.

In addition, in December 2023, the Israeli Tax Authorities issued a tax assessment claiming our 2019 reorganization and intercompany transaction to license the intellectual property rights from our subsidiary in Israel should be treated as a sale of intellectual property rights. As of December 31, 2024, discussions with the Israel Tax Authorities are ongoing. If this matter is litigated and the Israeli Tax Authorities are able to successfully sustain their position and we are required to pay a tax assessment, it could impact our NOL carryforwards and our results of operations and financial condition could be materially and adversely affected. See further discussion in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Income Taxes” and in Note 9 to our consolidated financial statements appearing under Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 9, 2023).

3.3	Third Amended and Restated Bylaws of the Company (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2023).

4.1	Specimen common stock certificate of the Company (filed with the SEC as Exhibit 4.1 to the Company’s Form S-1/A filed on October 28, 2019).

4.2	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 13, 2020).

4.3	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 4, 2021).

4.4	Form of Warrant to Purchase Common Stock for K2 HealthVentures LLC (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on February 2, 2023).

4.5	Form of Warrant to Purchase Common Stock for K2 HealthVentures LLC (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2024).

4.6	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2023).

4.7	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 14, 2024).

4.8	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 29, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

89bio, Inc.

Date: May 2, 2025	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer (principal executive officer)

Date: May 2, 2025	By:	/s/ Ryan Martins
Ryan Martins Chief Financial Officer
(principal financial and accounting officer)