Form 10-Q
period 2025-06-30
89bio, Inc.
filed 2025-08-08
CIK 1785173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 148,308,250 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

89bio, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$129,076	$126,060
Marketable securities	432,088	313,895
Prepaid and other current assets	40,356	36,495
Total current assets	601,520	476,450
Property and equipment, net	77	23
Operating lease right-of-use assets	1,256	1,572
Other assets	632	640
Total assets	$603,485	$478,685
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,657	$15,382
Accrued expenses	24,170	20,020
Operating lease liabilities, current	784	727
Total current liabilities	39,611	36,129
Operating lease liabilities, noncurrent	679	1,090
Warrant liability	—	516
Term loan, noncurrent, net	36,156	35,732
Other noncurrent liabilities	5,306	4,429
Total liabilities	81,752	77,896
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.001 par value: 200,000,000 shares authorized; 148,304,875 and 119,849,436 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	148	120
Additional paid-in capital	1,528,753	1,224,617
Accumulated other comprehensive income	122	563
Accumulated deficit	(1,007,290)	(824,511)
Total stockholders’ equity	521,733	400,789
Total liabilities and stockholders’ equity	$603,485	$478,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$103,902	$44,865	$168,296	$92,293
General and administrative	11,922	8,571	23,437	18,420
Total operating expenses	115,824	53,436	191,733	110,713
Loss from operations	(115,824)	(53,436)	(191,733)	(110,713)
Interest expense	(1,137)	(874)	(2,404)	(1,737)
Interest income and other, net	6,210	6,473	12,248	13,029
Net loss before income tax	(110,751)	(47,837)	(181,889)	(99,421)
Income tax expense	(753)	(134)	(890)	(231)
Net loss	$(111,504)	$(47,971)	$(182,779)	$(99,652)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(244)	(169)	(414)	(883)
Foreign currency translation adjustments	(19)	5	(27)	10
Total other comprehensive loss	$(263)	$(164)	$(441)	$(873)
Comprehensive loss	$(111,767)	$(48,135)	$(183,220)	$(100,525)
Net loss per share, basic and diluted	$(0.71)	$(0.48)	$(1.20)	$(1.02)
Weighted-average shares used to compute net loss per share, basic and diluted	157,880,203	99,831,111	152,154,469	97,838,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Capital	Income	Deficit	Equity
Balance as of December 31, 2024	119,849,436	$120	$1,224,617	$563	$(824,511)	$400,789
Issuance of common stock and pre-funded warrants in public offering, net of issuance costs	25,957,142	26	269,877	—	—	269,903
Issuance of common stock upon exercise of stock options	4,000	—	33	—	—	33
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	173,604	—	(1,030)	—	—	(1,030)
Stock-based compensation	—	—	7,216	—	—	7,216
Net loss	—	—	—	—	(71,275)	(71,275)
Other comprehensive loss	—	—	—	(178)	—	(178)
Balance as of March 31, 2025	145,984,182	$146	$1,500,713	$385	$(895,786)	$605,458
Issuance of common stock under at-the-market program, net of issuance costs	2,160,484	2	21,004	—	—	21,006
Issuance of common stock upon exercise of stock options	5,838	—	26	—	—	26
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	115,539	—	(568)	—	—	(568)
Issuance of common stock under employee stock purchase plan	38,832	—	263	—	—	263
Stock-based compensation	—	—	7,315	—	—	7,315
Net loss	—	—	—	—	(111,504)	(111,504)
Other comprehensive loss	—	—	—	(263)	—	(263)
Balance as of June 30, 2025	148,304,875	$148	$1,528,753	$122	$(1,007,290)	$521,733

89bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (continued)

(Unaudited)

(In thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amounts	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	93,269,377	$93	$993,455	$190	$(457,432)	$536,306
Issuance of common stock under at-the-market program, net of issuance costs	1,396,888	2	21,047	—	—	21,049
Issuance of common stock upon exercise of common stock warrants	337,713	—	1,798	—	—	1,798
Issuance of common stock upon exercise of stock options	1,626	—	7	—	—	7
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	194,120	—	(1,229)	—	—	(1,229)
Stock-based compensation	—	—	4,998	—	—	4,998
Net loss	—	—	—	—	(51,681)	(51,681)
Other comprehensive loss	—	—	—	(709)	—	(709)
Balance as of March 31, 2024	95,199,724	$95	$1,020,076	$(519)	$(509,113)	$510,539
Issuance of common stock upon exercise of common stock warrants	8,854,576	9	47,142	—	—	47,151
Issuance of common stock upon cashless exercise of pre-funded warrants	799,906	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	26,355	—	54	—	—	54
Issuance of common stock upon vesting of restricted stock units, net of tax withholding for net share settlement	8,490	—	(39)	—	—	(39)
Issuance of common stock under employee stock purchase plan	26,125	—	178	—	—	178
Stock-based compensation	—	—	5,169	—	—	5,169
Net loss	—	—	—	—	(47,971)	(47,971)
Other comprehensive loss	—	—	—	(164)	—	(164)
Balance as of June 30, 2024	104,915,176	$105	$1,072,579	$(683)	$(557,084)	$514,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

89bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(182,779)	$(99,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14,531	10,167
Net accretion of discounts on investments in marketable securities	(4,224)	(5,406)
Amortization of debt discount and accretion of deferred debt costs	773	330
Noncash operating lease expense	316	351
Depreciation	18	21
Change in fair value of warrant liability	(516)	—
Other	—	113
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,202)	(14,319)
Accounts payable	(752)	9,002
Accrued expenses	4,150	(1,410)
Operating lease liabilities	(354)	(91)
Other noncurrent liabilities	877	10
Net cash used in operating activities	(172,162)	(100,884)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	212,131	178,090
Purchases of marketable securities	(326,514)	(230,139)
Purchases of property and equipment	(72)	—
Net cash used in investing activities	(114,455)	(52,049)
Cash flows from financing activities:
Proceeds from issuance of common stock and pre-funded warrants in public offering, net of issuance costs	269,903	—
Payments of deferred offering costs	—	(116)
Proceeds from issuance of common stock under at-the-market program, net of issuance costs	21,006	21,049
Proceeds from issuance of common stock upon exercise of common stock warrants	—	29,543
Proceeds from issuance of common stock upon exercise of stock options	59	61
Proceeds from issuance of common stock under employee stock purchase plan	263	178
Payments for taxes related to net share settlement upon vesting of restricted stock units	(1,598)	(1,725)
Net cash provided by financing activities	289,633	48,990
Net change in cash and cash equivalents	3,016	(103,943)
Cash and cash equivalents at beginning of period	126,060	316,161
Cash and cash equivalents at end of period	$129,076	$212,218
Supplemental disclosures of cash information:
Cash paid for interest	$1,641	$1,368

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

Liquidity

We have incurred significant losses and negative cash flows from operations since inception and had an accumulated deficit of $1,007.3 million as of June 30, 2025. We have historically financed our operations primarily through the sale of equity securities, including warrants, and from borrowings under term loan facilities. To date, none of our product candidates have been approved for sale, and we have not generated any revenue from commercial products. We expect operating losses to continue and increase for the foreseeable future as we progress our clinical development activities for our product candidates.

We believe our existing cash, cash equivalents and marketable securities of $561.2 million as of June 30, 2025 will be sufficient to fund our planned operating expense requirements for a period of at least one year from the issuance date of these condensed consolidated financial statements.

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

We periodically assess our available-for-sale marketable securities for impairment. For marketable securities in an unrealized loss position, this assessment first takes into account our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the marketable security’s amortized cost basis is written down to fair value through interest income and other, net. For marketable securities in an unrealized loss position that do not meet the aforementioned criteria, we assess whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded in interest income and other, net, limited by the amount that the fair value is less than the amortized cost basis. Impairment not recorded through an allowance for credit losses is recognized in other comprehensive loss. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when we believe the uncollectibility of a marketable security is confirmed or when either of the criteria regarding intent or requirement to sell is met. These changes are recorded in interest income and other, net. To date, we have not experienced any credit-related losses on our marketable securities.

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

For the three and six months ended June 30, 2025, we recorded income tax expense of $0.8 million and $0.9 million, respectively. For the three and six months ended June 30, 2024, we recorded income tax expense of $0.1 million and $0.2 million, respectively. Our income tax expense is primarily attributable to changes in our uncertain tax positions related to our Israeli subsidiary, mainly due to accrued interest and the impact of foreign currency exchange rate fluctuations

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, a general requirement to reduce the deduction for research and development expense by any research credit taken, and other changes to the U.S. taxation of profits derived from foreign operations. We continue to evaluate the impact the new legislation will have on the consolidated financial statements.

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

Recently Adopted Accounting Standards

We did not adopt any new standards or updates issued by the Financial Accounting Standards Board (FASB) during the six months ended June 30, 2025 that had a material impact on our consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). ASU 2024-03 requires public business entities to provide expanded footnote disclosures disaggregating certain specified expense categories, such as purchases of inventory, employee compensation, depreciation, and amortization, included within relevant expense captions presented on the income statement. The objective of this guidance is to provide investors with more detailed information about an entity’s cost structure. ASU 2024-03 is effective for our annual periods beginning on January 1, 2027, and interim periods within annual reporting periods beginning January 1, 2028. Application is permitted on either a prospective or retrospective basis, and early adoption is permitted. We expect to adopt the annual disclosure requirements of ASU 2024-03 in our Annual Report on Form 10-K for the year ending December 31, 2027, and the interim disclosure requirements beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2028. We are currently evaluating the requirements of this update, which is expected to result in significantly expanded disclosures regarding the composition of our expenses within our consolidated financial statements upon adoption.

3. Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

The following table presents our financial assets measured at fair value on a recurring basis by level within the fair value hierarchy for the periods indicated (in thousands):

		June 30, 2025
	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Assets:
Money market funds	Level 1	$5,535	$—	$—	$5,535
Commercial paper	Level 2	101,664	—	(31)	101,633
U.S. government bonds	Level 2	212,220	189	(28)	212,381
Agency bonds	Level 2	56,716	19	(11)	56,724
Corporate debt securities	Level 2	9,097	9	(3)	9,103
U.S. Treasury securities	Level 2	111,158	2	(11)	111,149
Total cash equivalents and marketable securities		$496,390	$219	$(84)	$496,525
Classified as:
Cash equivalents					$64,437
Marketable securities					432,088
Total cash equivalents and marketable securities					$496,525

		December 31, 2024
	Valuation	Amortized	Unrealized	Unrealized	Fair
	Hierarchy	Cost	Gains	Losses	Value
Assets:
Money market funds	Level 1	$22,645	$—	$—	$22,645
Commercial paper	Level 2	51,982	14	(5)	51,991
U.S. government bonds	Level 2	169,860	439	(29)	170,270
Agency bonds	Level 2	63,753	111	(5)	63,859
Corporate debt securities	Level 2	6,154	15	(3)	6,166
U.S. Treasury securities	Level 2	44,499	10	—	44,509
Agency discount securities	Level 2	18,940	2	—	18,942
Total cash equivalents and marketable securities		$377,833	$591	$(42)	$378,382
Classified as:
Cash equivalents					$64,487
Marketable securities					313,895
Total cash equivalents and marketable securities					$378,382

The cash equivalents presented in the above tables are a component of the total “Cash and cash equivalents” balance on the condensed consolidated balance sheets, which also includes cash held in deposit accounts carried at cost.

The valuation techniques used to measure the fair values of our Level 2 financial instruments, which generally have counterparties with high credit ratings, are based on quoted market prices when available. If quoted market prices are not available, the fair value for the security is estimated under the market or income approach using pricing models with market observable inputs.

The following table summarizes the estimated fair value of investments in marketable securities by effective contractual maturity dates as of June 30, 2025 (in thousands):

Within one year	$476,549
After one year through two years	19,976
Total cash equivalents and marketable securities	$496,525

As of June 30, 2025, marketable securities in an unrealized loss position include primarily fixed-rate debt securities of varying maturities, which are sensitive to changes in the yield curve and other market conditions. All of the fixed-rate debt securities in a loss position are investment-grade debt securities. We have the intent and ability to hold such securities until recovery of the unrealized losses. Based on our evaluation, the unrealized losses as of June 30, 2025 were insignificant and did not reflect increased credit risks within specific securities holdings. No allowance for credit losses was recorded as of June 30, 2025 and December 31, 2024.

Liabilities Measured at Fair Value on a Recurring Basis

Warrant Liability

Prior to June 30, 2025, our only financial liability measured at fair value on a recurring basis related to warrants to purchase up to 311,996 shares of our common stock issued in connection with the Term Loan Facility (see Note 6). The warrants were not considered to be indexed to our own stock under ASC 815-40, Derivatives and Hedging–Contracts in Entity’s Own Equity, and were therefore accounted for as a liability remeasured to fair value at each reporting date.

The exercisability of the warrants was contingent upon the availability and drawdown of three separate loan tranches, corresponding to warrants for 94,955 shares (Tranche 1 - second component), 81,390 shares (Tranche 2), 135,651 shares (Tranche 3). During the six months ended June 30, 2025, these contingencies were either resolved or the probability of exercise was determined to be remote. Specifically, the availability period for Tranche 1 expired undrawn. Furthermore, Tranche 2 had performance-based conditions that are not expected to be satisfied, while Tranche 3 is available only at the lenders’ discretion, making the combined probability of a drawdown remote.

The following table provides a reconciliation of our warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) for the six months ended June 30, 2025 (in thousands):

Warrant Liability
Balance outstanding as of December 31, 2024	$516
Change in fair value	(516)
Balance outstanding as of June 30, 2025	$—

4. Balance Sheet Components

Prepaid and other current assets consist of the following as of the periods presented (in thousands):

	June 30, 2025	December 31, 2024
Prepaid research and development	$37,802	$32,550
Prepaid taxes	52	368
Prepaid other	2,502	3,577
Total prepaid and other current assets	$40,356	$36,495

Accrued expenses consist of the following as of the periods presented (in thousands):

	June 30, 2025	December 31, 2024
Accrued research and development expenses	$17,363	$11,426
Accrued employee and related expenses	5,016	6,872
Accrued professional and legal fees	1,749	1,680
Accrued other expenses	42	42
Total accrued expenses	$24,170	$20,020

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

As of June 30, 2025, the timing and likelihood of achieving any remaining milestones are uncertain. Milestone payment obligations will be recognized when payment becomes probable and reasonably estimable, which is generally upon achievement of the applicable milestone.

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

BiBo Collaboration Agreement

In April 2024, we entered into a collaboration agreement (the Collaboration Agreement) with BiBo Biopharma Engineering Co., Ltd. (BiBo), under which BiBo is constructing a production facility at its site in the Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone (the Commercial Facility). This manufacturing platform is specifically designed to enable the production of the bulk active ingredient required for pegozafermin’s commercial supply, and we expect it to provide capacity sufficient for our projected commercial needs.

Under the original terms of the Collaboration Agreement, our total commitment for the construction of the Commercial Facility was $135.0 million, exclusive of applicable value-added tax (VAT). In June 2025, we amended the Collaboration Agreement to address the cost of the Commercial Facility’s construction. Pursuant to the amendment, we agreed to fund an additional $40.0 million, exclusive of applicable VAT, which we paid in June 2025. Construction of the Commercial Facility remains on schedule to support a planned Biologics License Application (BLA) filing. Furthermore, the amendment provides that we have no obligation to pay for any additional costs related to the facility’s construction.

Our total contractual obligation for the Commercial Facility’s construction under the Collaboration Agreement, as amended, is $175.0 million, exclusive of applicable VAT. As of June 30, 2025, we have made aggregate payments of $161.5 million, consisting of $121.5 million in original milestone payments and the $40.0 million non-recurring payment related to the Commercial Facility’s construction cost. The final payment of $13.5 million is due upon the achievement of a substantive milestone, defined in the agreement as the completion of the facility. The payment will be recognized as an expense in the period in which the milestone is achieved. Accordingly, as the milestone had not been achieved as of June 30, 2025, no liability for this contingent payment is recorded in our condensed consolidated balance sheet.

Consistent with prior milestone payments, we recorded the $40.0 million payment, exclusive of applicable VAT, as “Research and development” expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2025.

Israeli Tax Authority Matter

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, our Israeli subsidiary is under audit by the Israeli Tax Authority (ITA) for tax years 2018 through 2021. In connection with this audit, we received a formal assessment order from the ITA (the Order) during the second quarter of 2025. This Order follows a preliminary assessment received in December 2023 from the ITA pertaining to our 2019 reorganization and related intercompany transactions. The formal assessment seeks to recharacterize an intercompany transfer of our subsidiary’s intellectual property rights as a taxable sale.

We disagree with the ITA’s positions outlined in the Order and continue to pursue various avenues to resolve this matter with the ITA. Subsequent to receipt of the Order, we filed an appeal within the timeframe mandated by Israeli tax law to defend our position through the appropriate administrative and judicial channels.

In accordance with ASC 740, Income Taxes, we reevaluated this uncertain tax position upon receipt of the Order. Based on our analysis of the technical merits, we have recorded a liability for unrecognized tax benefit of $5.3 million as of June 30, 2025, related to this position. The ultimate resolution of this matter with the taxing authorities is subject to significant uncertainty. While we believe our recorded liability is adequate, it is reasonably possible that the total amount of the unrecognized tax benefit could increase. An unfavorable resolution could materially and adversely impact our financial condition and results of operations.

6. Term Loan Facility

As of June 30, 2025, our outstanding debt consisted of amounts drawn under a term loan facility (the Term Loan Facility) established pursuant to a Loan and Security Agreement, dated January 2023, as amended in September 2024 (as amended, the Loan Agreement) with certain lenders, K2 HealthVentures LLC serving as administrative agent, and Ankura Trust Company, LLC as collateral agent.

The Term Loan Facility provides for a maximum aggregate principal amount of $150.0 million, available in tranches:

•
Tranche 1: Provides for total borrowings of up to $70.0 million. An initial $35.0 million was funded upon closing of the related amendment in September 2024, the proceeds of which included the refinancing of the $25.0 million principal balance then outstanding under the original loan agreement. During the six months ended June 30, 2025, we did not make any additional borrowings under Tranche 1, and the remaining $35.0 million commitment expired undrawn on June 30, 2025.
•
Tranche 2: $30.0 million, the availability of which is contingent upon achievement of a specific clinical development milestone (positive Phase 3 SHTG Data) by December 31, 2025. In February 2025, we announced that we decided to unblind the ENTRUST Phase 3 study in SHTG after study completion at week 52 and not conduct the interim week 26 readout. As we now expect to report topline data from ENTRUST in the first quarter of 2026, the milestone is not expected to be achieved by the specified date.
•
Tranche 3: Up to $50.0 million, which may become available at our request, subject to the lenders’ sole discretion.

Our obligations under the Loan Agreement are secured by substantially all of our assets, excluding intellectual property. The Loan Agreement contains customary representations and warranties, restricts certain activities (including requiring prior lender consent for the sale or assignment of rights to our patents and other intellectual property), and includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. In addition, commencing January 1, 2026, we are required to maintain minimum unrestricted cash, cash equivalents and marketable securities equal to 5.0 times the average change in such balances over the trailing three-month period. As of June 30, 2025, we were in compliance with all covenants of the Loan Agreement.

Borrowings under the Loan Agreement mature on October 1, 2028 and provide for interest-only payments until January 1, 2027. Thereafter, consecutive equal payments of principal and interest are due. The Term Loan Facility bears interest equal to the greater of (i) 8.95% and (ii) the sum of (a) the Prime Rate as reported in The Wall Street Journal plus (b) 1.75%. On the date the debt was refinanced and on June 30, 2025, the stated interest rate on the outstanding Term Loan Facility was 9.75% and 9.25%, respectively. An end of term fee of 5.95% of the aggregate principal amount of term loans advanced is also payable. We have the option to prepay the entire outstanding balance of borrowings, subject to a prepayment fee ranging from 1.0% to 3.0% depending on the timing of such prepayment.

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

The expected repayments of principal amounts due on borrowings as of June 30, 2025 were as follows (in thousands):

2025 (remaining six months)	$—
2026	—
2027	18,322
2028	16,678
Total principal outstanding	35,000
Plus accumulated accretion of end of term fees	1,651
Less unamortized debt discount	(495)
Total net carrying value	36,156
Term loan, current	—
Term loan, noncurrent, net	$36,156

7. Stockholders’ Equity

Common Stock Reserved for Issuance

Common stock reserved for future issuance, on an as-if-converted basis, were as follows:

	As of June 30, 2025	As of December 31, 2024
Stock options outstanding	11,698,226	7,707,342
RSUs and PSUs outstanding	2,508,289	1,818,994
Shares available for future grants under equity incentive plans	1,996,052	2,181,235
Shares available for future issuance under the employee stock purchase plan	3,246,812	2,087,150
Warrants to purchase common stock outstanding	397,123	517,078
Pre-funded warrants to purchase common stock outstanding	11,231,081	4,331,081
Conversion feature related to outstanding term loan	1,112,546	1,112,546
Total available for future issuance	32,190,129	19,755,426

Underwritten Public Offering

In January 2025, we completed an underwritten public offering consisting of 25,957,142 shares of common stock at an offering price of $8.75 per share, which includes 4,285,714 shares of common stock issued in February 2025 upon the underwriters’ exercise in full of their overallotment option. The offering included pre-funded warrants to purchase 6,900,000 shares of common stock at a public offering price of $8.749 per underlying share. We raised net proceeds of approximately $269.9 million, after deducting underwriting discounts and commissions of $17.3 million and other offering costs of $0.3 million.

At-the-Market Program

In March 2021, we entered into an at-the-market (ATM) sales agreement (as amended, the Sales Agreement) with Leerink Partners LLC and Cantor Fitzgerald & Co. as sales agents, establishing a program to sell up to $75.0 million of our common stock (the 2021 ATM Facility) from time to time, pursuant to an effective registration statement. In February 2023, we amended the Sales Agreement to establish a new ATM program (the 2023 ATM Facility), which provides for the offer and sale of up to $150.0 million of our common stock, also pursuant to an effective registration statement.

All sales activity in 2024 and 2025 occurred under the 2023 ATM Facility. During the three and six months ended June 30, 2025, we sold 2,160,484 shares of our common stock, receiving net proceeds of $21.0 million. During the six months ended June 30, 2024, we sold 1,396,888 shares of our common stock for net proceeds of $21.0 million. No sales were made during the three months ended June 30, 2024.

As of June 30, 2025, approximately $82.8 million remained available for future sales of our common stock under the 2023 ATM Facility.

Warrants

In January 2025, we issued pre-funded warrants in a public offering (described above). During the six months ended June 30, 2025, no warrants were exercised, and warrants to purchase 25,000 shares of common stock held by Silicon Valley Bank expired unexercised.

During the six months ended June 30, 2024, the exercise of warrants to purchase 9,192,289 shares of common stock generated cash proceeds of $48.9 million, of which $19.4 million was received subsequent to June 30, 2024. Additionally, during the same period in 2024, we issued 799,906 shares of common stock upon the cashless exercise of pre-funded warrants.

As of June 30, 2025, outstanding warrants to purchase shares of our common stock were as follows:

	Shares of Common Stock Underlying Warrants	Exercise Price Per Share	Expiration Date
Warrant issued in connection with term loan (SVB)	33,923	$19.12	May 28, 2031
Warrants issued in connection with Term Loan Facility	51,204	$9.7649	January 27, 2033
Warrants issued in connection with amended Term Loan Facility	311,996	$7.3719	September 30, 2034
Pre-funded warrants issued in connection with public offerings	11,231,081	$0.001	Does not expire
Total outstanding	11,628,204

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

8. Stock-Based Compensation

Equity Incentive Plans Activity

Stock Options

The following table summarizes stock option activity under our equity incentive plans for the six months ended June 30, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)	(In thousands)
Balance outstanding as of December 31, 2024	7,707,342	$12.19
Granted	4,249,085	9.53
Exercised	(9,838)	5.99
Forfeited	(248,363)	11.83
Balance outstanding as of June 30, 2025	11,698,226	$11.24	8.0	$11,680
Exercisable as of June 30, 2025	4,380,366	$13.65	6.3	$7,904

The fair value of stock option awards granted for the periods indicated was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Six Months Ended June 30,
	2025	2024
Expected term (years)	5.5 - 6.1	5.5 - 6.1
Expected volatility	86.8 - 87.4%	87.3 - 90.4%
Risk-free interest rate	4.0 - 4.4%	3.8 - 4.6%
Expected dividend	—	—

As of June 30, 2025, total unrecognized stock-based compensation expense related to unvested stock options was $47.9 million, which is expected to be recognized over a weighted-average period of 2.9 years.

RSU and PSUs

The following table summarizes RSU and PSU activity for the six months ended June 30, 2025:

	RSUs		PSUs
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Balance outstanding as of December 31, 2024	1,503,994	$9.65	315,000	$7.67
Granted	1,210,375	9.60	—	—
Vested	(444,366)	10.07	(2,500)	9.98
Forfeited	(66,714)	9.60	(7,500)	9.98
Balance outstanding as of June 30, 2025	2,203,289	$9.54	305,000	$7.59

As of June 30, 2025, total unrecognized stock-based compensation expense related to RSUs and PSUs was $18.0 million, which is expected to be recognized over a weighted-average period of 1.8 years. During the three months ended June 30, 2025, we reassessed the performance condition for a certain grant of PSUs granted in 2024 and determined that vesting was no longer probable, reducing the related unrecognized stock-based compensation expense by $7.8 million.

Stock-Based Compensation

We recorded stock-based compensation expense for the periods indicated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$3,184	$2,342	$6,586	$4,657
General and administrative	4,131	2,827	7,945	5,510
Total stock-based compensation	$7,315	$5,169	$14,531	$10,167

9. Net Loss Per Share

The following table presents the weighted-average shares outstanding used to calculate basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock	146,649,122	98,495,085	142,028,913	96,230,372
Pre-funded warrants	11,231,081	1,336,026	10,125,556	1,608,554
Total	157,880,203	99,831,111	152,154,469	97,838,926

The following outstanding potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the periods indicated due to their anti-dilutive effect:

	As of June 30,
	2025	2024
Stock options outstanding	11,698,226	7,044,951
RSUs and PSUs outstanding	2,508,289	1,452,123
Warrants to purchase common stock	397,123	1,200,034
Conversion feature related to outstanding term loan	1,112,546	590,816
Total	15,716,184	10,287,924

10. Segment Information

We operate and manage our business as a single reportable segment focused on the development and commercialization of innovative therapies for the treatment of liver and cardio-metabolic diseases. Our CEO serves as the CODM. The monitoring of budget versus actual results and cash on hand is used in assessing performance of the segment and in establishing resource allocation across the organization. To facilitate this, the CODM uses consolidated net loss as the measure to assess performance and reviews significant expense categories within consolidated net loss to monitor financial results against our budget. The measure of segment assets is reported on the consolidated balance sheets as total assets. Segment asset information, other than cash, cash equivalents, and marketable securities as reported on the consolidated balance sheet, is not used by the CODM to allocate resources or assess segment performance.

As of June 30, 2025, the table below presents the significant expense categories regularly reviewed by the CODM and included in the determination of consolidated net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment expenses and other segment items
Contract manufacturing	$58,084	$17,018	$77,141	$38,369
Clinical development	35,299	18,949	69,094	36,873
Research and development personnel-related	9,608	7,847	20,281	15,580
Other research and development(1)	911	1,051	1,780	1,471
General and administrative	11,922	8,571	23,437	18,420
Interest expense	1,137	874	2,404	1,737
Interest income and other, net (2)	(6,210)	(6,473)	(12,248)	(13,029)
Income tax expense	753	134	890	231
Net loss	$(111,504)	$(47,971)	$(182,779)	$(99,652)

(1) Includes pre-clinical development and other support expenses that are directly related to the development of pegozafermin.
(2) Interest income and other, net is primarily comprised of interest income derived from marketable securities and foreign currency transaction gains and losses.

Substantially all of our long-lived assets, which primarily consist of right-of-use assets related to operating leases, were located in the United States as of June 30, 2025 and December 31, 2024.

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

We are enrolling patients in our Phase 3 ENLIGHTEN program of two global, randomized, double-blind, placebo-controlled trials, which were initiated in 2024, following successful end-of-Phase 2 interactions with the FDA and EMA in 2023:

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

Manufacturing and Commercial Supply Preparedness

In April 2024, we entered into a collaboration agreement (the Collaboration Agreement) with BiBo Biopharma Engineering Co., Ltd. (BiBo), under which BiBo is constructing a production facility at its site in the Lin-gang Special Area of China (Shanghai) Pilot Free Trade Zone (the Commercial Facility). This manufacturing platform is specifically designed to enable the production of the bulk active ingredient required for pegozafermin’s commercial supply, and we expect it to provide capacity sufficient for our projected commercial needs. The scalability of our manufacturing process was demonstrated via the successful completion of a large-scale Good Manufacturing Practices (GMP) production run of pegozafermin during the fourth quarter of 2024 at an existing commercial-scale production line at BiBo’s facility in Shanghai. The Collaboration Agreement is a component of our broader global manufacturing strategy, intended to enhance resilience and flexibility by leveraging a diversified supply chain with alternative sources from contract development and manufacturing organizations (CDMOs). Our broader global manufacturing strategy is intended to mitigate reliance on any single partner and reduce macro/geopolitical risk exposure. As part of our ongoing risk management, we continue to monitor international trade policies and potential changes to import tariffs that could impact our manufacturing costs.

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

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, a general requirement to reduce the deduction for research and development expense by any research credit taken, and other changes to the U.S. taxation of profits derived from foreign operations. We continue to evaluate the impact the new legislation will have on the consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$103,902	$44,865	$59,037
General and administrative	11,922	8,571	3,351
Total operating expenses	115,824	53,436	62,388
Loss from operations	(115,824)	(53,436)	(62,388)
Interest expense	(1,137)	(874)	(263)
Interest income and other, net	6,210	6,473	(263)
Net loss before tax	$(110,751)	$(47,837)	$(62,914)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Contract manufacturing	$58,084	$17,018	$41,066
Clinical development	35,299	18,949	16,350
Personnel-related expenses	9,608	7,847	1,761
Other expenses	911	1,051	(140)
Total research and development expenses	$103,902	$44,865	$59,037

Research and development expenses increased by $59.0 million to $103.9 million for the three months ended June 30, 2025, from $44.9 million for the same period in 2024. The increase was primarily driven by higher contract manufacturing and clinical development costs. The increase in contract manufacturing costs of $41.1 million was principally due to a non-recurring payment of $40.0 million, exclusive of applicable value-added tax (VAT), made to BiBo in June 2025 pursuant to an amendment to the Collaboration Agreement. This payment was made to address the construction cost of the Commercial Facility designed for the production of pegozafermin’s bulk active ingredient. Construction of the Commercial Facility remains on schedule and the amendment to the Collaboration Agreement further provides that our remaining obligation is limited to a final milestone payment of

$13.5 million. Additionally, the increase in research and development expenses was driven by a $16.4 million increase in clinical development costs, reflecting the progression of our Phase 3 ENLIGHTEN-Fibrosis and ENLIGHTEN-Cirrhosis clinical trials, and a $1.8 million increase in personnel-related expenses as a result of growth in our research and development headcount.

General and Administrative Expenses

General and administrative expenses increased by $3.4 million for the three months ended June 30, 2025, compared to the same period in 2024. The change was primarily attributable to an increase in personnel-related expenses, including stock-based compensation, driven by higher headcount.

Interest Expense

Interest expense increased by $0.3 million for the three months ended June 30, 2025, compared to the same period in 2024. The increase was primarily due to the amortization of deferred financing costs and interest incurred on a higher average debt balance.

Interest Income and Other, Net

Interest income and other, net decreased by $0.3 million for the three months ended June 30, 2025, compared to the same period in 2024. The decrease was primarily due to lower yields on our cash equivalents and marketable securities, partially offset by higher average investment balances.

Income Tax Expense

For the three months ended June 30, 2025, we recorded income tax expense of $0.8 million, compared to $0.1 million for the same period in 2024, with the increase primarily driven by the impact of foreign currency exchange rate fluctuations and accrued interest on our uncertain tax positions related to our Israeli subsidiary.

Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$168,296	$92,293	$76,003
General and administrative	23,437	18,420	5,017
Total operating expenses	191,733	110,713	81,020
Loss from operations	(191,733)	(110,713)	(81,020)
Interest expense	(2,404)	(1,737)	(667)
Interest income and other, net	12,248	13,029	(781)
Net loss before tax	$(181,889)	$(99,421)	$(82,468)

Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Contract manufacturing	$77,141	$38,369	$38,772
Clinical development	69,094	36,873	32,221
Personnel-related expenses	20,281	15,580	4,701
Other expenses	1,780	1,471	309
Total research and development expenses	$168,296	$92,293	$76,003

Research and Development Expenses

Research and development expenses increased by $76.0 million to $168.3 million for the six months ended June 30, 2025, from $92.3 million for the same period in 2024. The increase was primarily attributable to a $38.8 million increase in contract manufacturing costs and a $32.2 million increase in clinical development costs. The increase in contract manufacturing costs was principally due to the $40.0 million payment made to BiBo in June 2025, as discussed above. The increase in clinical development costs reflects the progression of our Phase 3 ENLIGHTEN-Fibrosis and ENLIGHTEN-Cirrhosis clinical trials. Additionally, personnel-related expenses increased by $4.7 million as a result of growth in our research and development headcount.

General and Administrative Expenses

General and administrative expenses increased by $5.0 million to $23.4 million for the six months ended June 30, 2025, from $18.4 million for the same period in 2024. The increase was primarily driven by higher personnel-related costs resulting from increased headcount to support our organizational growth. These costs included a $2.4 million increase in stock-based compensation expense and a $1.7 million increase in payroll and benefits. The remaining variance was primarily due to a $1.3 million net increase in professional and legal fees for consulting services, partially offset by a $0.4 million decrease in general overhead costs.

Interest Expense

Interest expense increased by $0.7 million for the six months ended June 30, 2025, compared to the same period in 2024. The increase was primarily due to the amortization of deferred financing costs and interest incurred on a higher average debt balance.

Interest Income and Other, Net

Interest income and other, net decreased by $0.8 million for the six months ended June 30, 2025, compared to the same period in 2024. The decrease was primarily due to lower yields on our cash equivalents and marketable securities, partially offset by higher average investment balances.

Income Tax Expense

For the six months ended June 30, 2025, we recorded income tax expense of $0.9 million, compared to $0.2 million for the same period in 2024, with the increase primarily driven by the impact of foreign currency exchange rate fluctuations and accrued interest on our uncertain tax positions related to our Israeli subsidiary.

Liquidity and Capital Resources

To date, we have incurred significant net losses and negative cash flows from operations. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $561.2 million and an accumulated deficit of $1,007.3 million.

Sources of Liquidity

At-the-Market Program

In March 2021, we established our initial at-the-market (ATM) sales program. In February 2023, we amended the governing sales agreement, which terminated the 2021 program and established a new ATM program (the 2023 ATM Facility). The 2023 ATM Facility allows us to offer and sell shares of our common stock having an aggregate offering amount of up to $150.0 million from time to time, pursuant to an effective registration statement.

During the three and six months ended June 30, 2025, we sold 2,160,484 shares of our common stock under the 2023 ATM Facility, receiving net proceeds of $21.0 million. We had no sales during the three months ended June 30, 2024, and sold 1,396,888 shares of our common stock for net proceeds of $21.0 million during the six months ended June 30, 2024.

As of June 30, 2025, we had approximately $82.8 million remaining available for future sales under the 2023 ATM Facility.

Underwritten Public Offerings

In November 2024, we completed an underwritten public offering of our common stock and pre-funded warrants to purchase shares of our common stock, raising net proceeds of $136.3 million after deducting underwriting commissions, discounts, and other offering expenses.

In January 2025, we completed an underwritten public offering of our common stock and pre-funded warrants. In February 2025, the underwriters exercised their option to purchase additional shares of our common stock in connection with the offering. In aggregate, these transactions generated net proceeds of $269.9 million after deducting underwriting commissions, discounts, and other offering expenses.

Warrant Activity

There were no exercises of common stock warrants during the six months ended June 30, 2025. In comparison, during the six months ended June 30, 2024, the exercise of warrants to purchase 9,192,289 shares of our common stock generated cash proceeds of $48.9 million, of which $19.4 million was received subsequent to June 30, 2024. As of June 30, 2025, we had outstanding warrants to purchase an aggregate of 397,123 shares of our common stock, and we do not expect the exercise of these remaining warrants, if any, to be a material source of liquidity.

Additionally, as of June 30, 2025, we had outstanding pre-funded warrants to purchase 11,231,081 shares of our common stock. These warrants have a nominal exercise price of $0.001 per share and, therefore, their exercise would not result in any significant cash proceeds to us.

Term Loan Facility

As of June 30, 2025, our primary source of debt financing was through a term loan facility (the Term Loan Facility), which provides for a maximum aggregate principal amount of $150.0 million. This facility was established pursuant to a Loan and Security Agreement, dated January 2023, as amended in September 2024 (as amended, the Loan Agreement) with certain lenders, K2 HealthVentures LLC, serving as administrative agent, and Ankura Trust Company, LLC, serving as collateral agent.

The Term Loan Facility is structured in three tranches:

•
Tranche 1: This tranche provides for total borrowings of up to $70.0 million. An initial $35.0 million was funded upon the closing of the related amendment in September 2024, the proceeds of which included the refinancing of the $25.0 million principal balance then outstanding under the original loan agreement. During the six months ended June 30, 2025, we did not draw down on Tranche 1, and the remaining $35.0 million expired on June 30, 2025 undrawn.
•
Tranche 2: This $30.0 million tranche was contingent upon the achievement of a specific clinical development milestone (positive Phase 3 SHTG Data) by December 31, 2025. In February 2025, we announced that we decided to unblind the ENTRUST Phase 3 study in SHTG after study completion at week 52 and not conduct the interim week 26 readout. As we now expect to report topline data from ENTRUST in the first quarter of 2026, the milestone is not expected to be achieved by the specified date.
•
Tranche 3: This tranche allows for borrowing of up to $50.0 million at our request, subject to the lenders’ sole discretion. While this represents a potential future source of capital, its availability is not guaranteed and is dependent on the lenders’ approval at the time of any request.

Funding Requirements

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures related to our lead product candidate, pegozafermin, as well as the funding of a portion of the construction costs of the production facility pursuant to the Collaboration Agreement. We plan to increase our research and development expenses for the foreseeable future as we continue the clinical development of pegozafermin. At this time, due to the inherently unpredictable nature of clinical development, we cannot reasonably estimate the costs we will incur and the timelines that will be required to complete development, obtain marketing approval, and commercialize pegozafermin or any future product candidates. For the same reasons, we are also unable to predict when, if ever, we will generate revenue from product sales or any future license or collaboration agreements that we may enter into or whether, or when, if ever, we may achieve profitability. In addition, with the change in administration in 2025, there has been an economic policy shift towards increasing and changing tariff rates and greater uncertainty regarding future tariff rates that may impact our business. These tariffs may have the potential to impact expenses as well as our ability to, if ever, generate revenue or achieve profitability. Clinical and preclinical development timelines, the probability of success, and development costs can differ materially from expectations. In addition, we cannot forecast the timing and amounts of milestone, royalty and other revenue from licensing activities, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Based on our current operating plan, we expect our existing cash, cash equivalents and marketable securities of $561.2 million as of June 30, 2025 will be sufficient to fund our operations for a period of at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC. However, our operating plans and other demands on our cash resources may change as a result of many factors, and we may seek additional funds sooner than planned. There can be no assurance that we will successfully acquire additional funding at levels sufficient to fund our operations or on terms favorable to us.

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
•
the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•
potential change orders or cost increases from our various third-party service providers, including our contract manufacturing and clinical research organizations.

We expect to continue to generate substantial operating losses for the foreseeable future as we advance our research and development activities. We will continue to fund our operations primarily through utilization of our current financial resources and through additional raises of capital to advance pegozafermin through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. However, there is no assurance that such funding will be available to us or that it will be obtained on terms favorable to us or will provide us with sufficient funds to meet our objectives. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by
Operating activities	$(172,162)	$(100,884)
Investing activities	(114,455)	(52,049)
Financing activities	289,633	48,990
Net change in cash and cash equivalents	$3,016	$(103,943)

Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities of $172.2 million reflects a net loss of $182.8 million and a net change of $0.3 million in operating assets and liabilities, partially offset by $10.9 million in aggregate noncash charges. Noncash charges primarily included stock-based compensation expense of $14.5 million, amortization of debt discount and accretion of deferred debt costs of $0.8 million, offset in part by net accretion of discounts on investments in marketable securities of $4.2 million. The net change in operating assets and liabilities was primarily driven by a $4.2 million increase in prepaid expenses and other assets, mainly due to higher advance payments (such as site initiation fees and other upfront costs) to support the expansion of our ongoing Phase 3 programs. This was partially offset by a net increase in accounts payable and accrued expenses of $3.4 million, which was mainly attributable to higher research and development activity levels and the timing of vendor payments.

For the six months ended June 30, 2024, net cash used in operating activities of $100.9 million reflects a net loss of $99.7 million and a net change of $6.8 million in operating assets and liabilities, partially offset by $5.6 million in aggregate noncash charges. Noncash charges primarily included stock-based compensation expense of $10.2 million, noncash operating lease expense of $0.4 million and amortization of debt discount and accretion of deferred debt costs of $0.3 million, offset in part by net accretion of discounts on investments in marketable securities of $5.4 million. The net change in operating assets and liabilities of $6.8 million was primarily due to an increase in prepaid and other assets of $14.3 million as we made prepayments related to the initiation of two Phase 3 clinical trials, ENLIGHTEN-Fibrosis and ENLIGHTEN-Cirrhosis, partially offset by a net increase in accounts payable and accrued expenses of $7.6 million driven by the timing of payments made and an increase in services rendered by contract research organizations and contract manufacturing organizations in connection with the Phase 3 clinical trials.

Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was $114.5 million, which primarily consisted of $326.5 million in purchases of marketable securities, offset in part by $212.1 million in proceeds from sales and maturities of marketable securities.

For the six months ended June 30, 2024, net cash used in investing activities was $52.0 million, which consisted of $230.1 million in purchases of marketable securities, offset by $178.1 million in proceeds from sales and maturities of marketable securities.

Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $289.6 million, primarily reflecting $269.9 million in net proceeds from our public offering of common stock and pre-funded warrants and $21.0 million in net proceeds from issuances of our common stock under our 2023 ATM Facility, and $0.3 million in proceeds from the exercise of stock options and purchases under our employee stock purchase plan. This was offset in part by payments for employee withholding taxes of $1.6 million related to net share settlement of vested restricted stock units.

For the six months ended June 30, 2024, net cash provided by financing activities was $49.0 million, which primarily consisted of proceeds of $29.5 million from the exercise of common stock warrants and net proceeds of $21.0 million pursuant to the sale of our common stock under our 2023 ATM Facility. This was offset in part by payments for taxes of $1.7 million related to net share settlement of vested restricted stock units.

Contractual Obligations and Commitments

Debt Obligations

As of June 30, 2025, the outstanding principal amount of $35.0 million under our Loan Agreement is scheduled to mature on October 1, 2028 and provides for interest-only payments until January 1, 2027. For additional information regarding the terms of the debt and interest payable, see Note 6 “Term Loan Facility,” to our unaudited condensed consolidated financial statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Asset Transfer and License Agreement with Teva Pharmaceutical Industries Ltd

Under our license agreement with Teva Pharmaceutical Industries Ltd. (Teva) for the glycoPEGylated FGF21 program (pegozafermin), we are obligated to pay Teva up to $65.0 million upon the achievement of specified commercial milestones, in addition to a $2.5 million clinical development milestone payment made in the fourth quarter of 2023. We also have an obligation to pay tiered royalties on future worldwide net sales of products containing pegozafermin. As of June 30, 2025, the timing and likelihood of achieving the remaining milestones are uncertain. Milestone payment obligations will be recognized when payment becomes probable and reasonably estimable, which is generally upon achievement of the applicable milestone.

Commercial Facility Funding Obligation

In April 2024, we entered into a collaboration agreement with BiBo to construct a manufacturing facility in China intended to provide commercial-scale supply of the active ingredient for pegozafermin. In June 2025, we amended the agreement to address the cost of the facility’s construction. Pursuant to the amendment, we funded an additional $40.0 million, which was paid in full in June 2025.

This amendment increases our total contractual obligation for the facility’s construction to $175.0 million, exclusive of any applicable value-added tax. The amendment limits our future financial exposure by providing that we have no obligation to pay for any additional costs related to the facility’s construction.

As of June 30, 2025, we have paid $161.5 million under the agreement. The remaining $13.5 million is a final milestone payment that is contingent upon the completion of the facility. While the ultimate timing is not certain, based on current project timelines, we estimate this milestone could be achieved in 2026.

Contingencies

Israeli Tax Authority Matter

During the second quarter of 2025, we received a formal assessment order from the Israeli Tax Authority (ITA) related to an ongoing audit of our Israeli subsidiary. The audit pertains to our 2019 reorganization and related intercompany transactions. The ITA is seeking to recharacterize a past transaction as a taxable sale of intellectual property, resulting in an asserted tax liability of approximately $26.0 million and related penalties of approximately $3.9 million.

We disagree with the ITA’s positions outlined in the Order and continue to pursue various avenues to resolve this matter with the ITA. Subsequent to receipt of the Order, we filed an appeal within the timeframe mandated by Israeli tax law in order to defend our position through the appropriate administrative and judicial channels.

Based on our assessment of this matter under the relevant accounting rules for income taxes, we have recorded a liability of $5.3 million for an unrecognized tax benefit as of June 30, 2025. The ultimate resolution of this matter remains uncertain, and it is reasonably possible that the final liability could exceed our recorded amount. We cannot predict the timing of a final resolution, which may take several years to conclude through the administrative and judicial appeal processes. An unfavorable resolution could have a material adverse effect on our future results of operations, financial position, and cash flows.

Critical Accounting Estimates

There have been no significant changes in our critical accounting estimates as compared to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies,” to our unaudited condensed consolidated financial statements under Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
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

As a clinical-stage biopharmaceutical company, our operations have consumed significant amounts of cash since our inception. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we conduct Phase 3 clinical trials of, seek regulatory approval for and prepare for commercialization of pegozafermin. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements for a period of at least one year following the filing of this Quarterly Report on Form 10-Q.

We will require additional capital to discover, develop, obtain regulatory approval for and commercialize pegozafermin and any future product candidates. Our ability to complete new and ongoing clinical trials for pegozafermin may be subject to our ability to raise additional capital. We do not have any committed external source of funds other than as a result of any sales that we may make under the 2023 ATM Facility and proceeds from our Loan Agreement, which are subject to the achievement of certain milestones and/or consent of the lenders. We expect to finance future cash needs through public or private equity or debt offerings or product collaborations. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all. The current market environment for small biotechnology companies, like 89bio, and broader macroeconomic factors may preclude us from successfully raising additional capital. For example, escalating trade tensions, interest rate uncertainty and regulatory uncertainty have caused significant market volatility in recent months, particularly in the biotechnology and biopharmaceutical industries, which such volatility can have an adverse effect on the ability to raise capital.

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

In addition, if pegozafermin receives approval and is commercialized, we will be required to make milestone and royalty payments to Teva, from whom we acquired certain patents and intellectual property rights relating to pegozafermin, and from whom we licensed patents and know-how related to glycoPEGylation technology that is used in the manufacture of pegozafermin. For additional information regarding this license agreement, please see Note 5 “Commitments and Contingencies” to our consolidated financial statements appearing under Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The timely completion of clinical trials largely depends on patient enrollment. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our future clinical trials, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Furthermore, there are inherent difficulties in diagnosing MASH, which can currently only be definitively diagnosed through a liver biopsy, and identifying SHTG patients. Specifically, identifying patients most likely to meet MASH enrollment criteria on biopsy is an ongoing challenge, with existing clinical indicators lacking both sensitivity and specificity. As a result, MASH trials often suffer from high levels of screen failure following central review of the baseline liver biopsy, which can lead to lower enrollment. We have experienced a higher than anticipated level of screen failures in our ENLIGHTEN-Fibrosis (F2/F3) clinical trial, which we believe is potentially driven by the increasing usage of GLP-1 based therapies. We have more recently activated the majority of our ex-U.S. clinical sites, which have historically experienced lower screen fail rates and lower usage of GLP-1 therapies. The projected timing for reporting topline data from the histology cohort of our ENLIGHTEN-Fibrosis (F2/F3) clinical trial assumes that our ex-U.S. trial sites will experience lower screen fail rates compared to our U.S. sites. There can be no assurance that these assumptions will be correct. If these assumptions are not correct, we could experience delays in completing enrollment of our histology cohort, which would delay the expected timing for reporting topline data from our ENLIGHTEN-Fibrosis (F2/F3) trial. In addition, we do not have experience enrolling patients with cirrhosis and such enrollment make take longer than we expect. As a result of such difficulties and the significant competition for recruiting MASH and SHTG patients in clinical trials, we or our future collaborators may be unable to enroll the patients we need to complete clinical trials on a timely basis, or at all. In addition, our competitors, some of whom have significantly greater resources than we do, are conducting clinical trials for the same indications and seek to enroll patients in their studies that may otherwise be eligible for our clinical studies or trials. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which could further reduce the number of patients who are available for our clinical trials in these sites. Further, enrollment in Phase 3 clinical trials may be adversely affected by the marketing approval for Rezdiffra™ or the potential marketing approvals for one or more investigational MASH drugs if patients choose to take an approved drug rather than enroll in a clinical trial. In addition, our ability to receive accelerated approval of pegozafermin using data from the histology cohorts for non-cirrhotic (F2-F3) and cirrhotic (F4) MASH may be adversely affected if another company’s product candidate receives full approval before we receive accelerated approval. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Even if we are able to enroll a sufficient number of patients in our clinical studies or trials, delays in patient enrollment may result in increased costs or may affect the timing or outcome of our clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of pegozafermin and any future product candidates. We plan to leverage the safety database from the SHTG Phase 3 program across both the SHTG and MASH indications. If we are not able enroll enough patients in our trials sufficient to support the safety database, our ability to advance the development of pegozafermin may be adversely affected.

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

We expect to continue to rely on third-party manufacturers and suppliers, including BiBo, if we receive regulatory approval for pegozafermin or any other product candidates. BiBo is constructing a production facility in China (the Commercial Facility) specifically designed to produce pegozafermin for commercial supply. We cannot guarantee that BiBo will be able to complete or make operational the Commercial Facility in a timely manner or at all, or be able to scale up and produce the quantities we would require to commercialize pegozafermin. Under our Collaboration Agreement with BiBo, we are required to pay BiBo an aggregate of $175.0 million (exclusive of applicable value-added tax) toward the construction of the Commercial Facility, which is inclusive of an additional $40.0 million (exclusive of applicable value-added tax) we agreed to pay in June 2025 under an amendment to the Collaboration Agreement to address the cost of the Commercial Facility’s construction. Under the original terms of the Collaboration Agreement, if the actual costs of the Commercial Facility were substantially greater than the estimated costs, we and BiBo agreed to negotiate a means of allocating such additional costs. However, the amendment provides that we have no obligation to pay for any additional costs for the Commercial Facility besides the final milestone payment of $13.5 million expected in 2026. Construction of the Commercial Facility remains on schedule. To the extent we are responsible for any additional costs related to the Commercial Facility, it could negatively impact our financial condition and results of operations. For additional information regarding the Commercial Facility, please see Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” and Note 5 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We have begun producing certain of the reagents required for the glycoPEGylation at third-party contract manufacturers using the know-how transferred to us from Teva under our Reagent Supply and Technology Transfer Agreement. We have not completed the manufacturing process for all these reagents and cannot guarantee that we will be able to produce them successfully, or scale up our production for the quantities needed for commercialization.

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

The FDA and other comparable foreign regulatory authorities require manufacturers to register manufacturing facilities. The FDA and other comparable foreign regulatory authorities also inspect these facilities to confirm compliance with cGMP. We have little to no control regarding the occurrence of third-party manufacturer incidents. Any failure to comply with cGMP requirements or other FDA or comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop pegozafermin or any future product candidates and market our products following approval. While one of our primary source suppliers, BTPH, has undergone an inspection by the FDA, our other primary source supplier, BiBo, has not yet manufactured a commercial product and has not been subject to inspection by the FDA or comparable foreign regulatory authorities.

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

We are developing pegozafermin for the treatment of MASH. Although there are guidelines issued by the FDA and comparable foreign regulatory authorities for the development of drugs for the treatment of MASH, the development of a novel product candidates such as pegozafermin may be more expensive and take longer than for other, better known or extensively studied product candidates. As other companies are in later stages of clinical trials for their potential MASH therapies, we expect that the path for regulatory approval for MASH therapies may continue to evolve in the near term as these other companies refine their regulatory approval strategies and interact with regulatory authorities. Such evolution may impact our future clinical trial designs, including trial size and endpoints, in ways that we cannot predict today. In particular, regulatory authority expectations about liver biopsy data may evolve especially as more information is published about the inherent variability in liver biopsy data. Certain of our competitors have experienced regulatory setbacks for MASH therapies following communications from the FDA and comparable foreign regulatory authorities. We currently do not know the impact, if any, that these setbacks could have on the path for regulatory approval for MASH therapies generally or for pegozafermin. In addition, another company has received regulatory approval for its MASH therapy, and such approval could impact our development of pegozafermin. We may have difficulty enrolling patients in our Phase 3 program for patients with MASH if patients choose to take such approved drug, rather than enroll in a clinical trial. In addition, such approved MASH therapy will establish initial pricing and labeling expectations, which could impact our pricing and labeling if pegozafermin receives marketing approval.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions at various points over the last few decades, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, fluctuating interest rates, and uncertainty about economic stability. In addition, the effects of global economic conditions, including new or increased tariffs imposed by the U.S. government and potential retaliatory measures by foreign governments and other barriers to trade, especially in light of recent executive orders made by the current administration, trade and other international disputes, slower growth or recession, high unemployment, labor availability constraints, significant natural disasters, including as a result of climate change, changes to fiscal and monetary policy or government budget dynamics, particularly in the pharmaceutical and biotech areas, may have adverse effects on our business and financial condition. In recent months, the United States has announced tariffs on imports from most countries, including significant tariffs on imports from China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. There is substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended. In addition, the Federal Reserve has previously raised interest rates multiple times in response to concerns about inflation and it may raise them again. Fluctuation in interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflicts between Russia and Ukraine and between Israel and surrounding areas and the rising tensions between China and Taiwan have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and share price and could require us to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of our service providers, manufacturers or other partners would not survive or be able to meet their commitments to us under such circumstances, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

The market price of our common stock could fluctuate significantly, and you may not be able to resell your shares at or above the price you paid for your shares. Our stock price could fluctuate significantly due to various factors, including those described in these “Risk Factors,” including business developments announced by us and by our collaborators and competitors, or as a result of market trends and daily trading volume. The business developments that could affect our stock price include announcements or disclosures from competitors in the same class or category, new collaborations, clinical advancement, commercial launch or discontinuation of product candidates in the same class or category and regulatory approvals for our product candidates or product candidates in the same class or category. Our stock price could also fluctuate significantly with the level of overall investment interest in small-cap biotechnology stocks or for other reasons unrelated to our business. For example, escalating trade tensions, interest rate uncertainty and regulatory uncertainty have caused significant market volatility in recent months, particularly in the biotechnology and biopharmaceutical industries. Any of these factors may result in large and sudden changes in the volume and trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company.

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

We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.

The rules governing U.S. federal, state and local income taxation are constantly under review and modification by persons involved in the legislative process and by the Internal Revenue Service (IRS) and the U.S. Treasury Department. Changes to tax laws, including those with potential retroactive application, could adversely affect us or our stockholders. We regularly assess the potential impact of various tax reform proposals and modifications to existing tax treaties in jurisdictions where we have operations to understand their potential effect on our business and any assumptions we have made about our future taxable income. However, we cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our financial conditions or our stockholders, if they were to be enacted.

For example, beginning in 2022, the Tax Cuts and Jobs Act eliminated the previously available option to immediately deduct research and development expenditures and instead requires taxpayers to amortize them generally over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. On July 4, 2025, the U.S. Congress enacted the One Big Beautiful Bill Act, which includes a provision restoring the immediate deductibility of domestic research and development expenditures. The impact of this newly enacted law on our tax position will depend on how the provision is implemented and interpreted by the IRS and other regulatory authorities. In addition, we have no assurance as to whether, when and how this provision may be subject to further amendment or repeal. Such changes, among others, may adversely affect our effective tax rate, results of operation and financial condition.

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

In addition, we are under audit by the Israeli Tax Authority (ITA) for the 2018 through 2021 tax years concerning our 2019 reorganization and related intercompany transactions. During the second quarter of 2025, we received a formal assessment order from the ITA asserting a significant tax liability. If we are required to pay a tax assessment, it could impact any NOL carryforwards we may have in Israel and our results of operations and financial condition could be materially and adversely affected. See further discussion in Note 5, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Income Taxes” and in Note 9 to our consolidated financial statements appearing under Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

3.3	Third Amended and Restated Bylaws of the Company (filed with the SEC as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2023).

4.1	Specimen common stock certificate of the Company (filed with the SEC as Exhibit 4.1 to the Company’s Form S-1/A filed on October 28, 2019).

4.2	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 13, 2020).

4.3	Form of Warrant to Purchase Common Stock for Silicon Valley Bank (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 4, 2021).

4.4	Form of Warrant to Purchase Common Stock for K2 HealthVentures LLC (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed on February 2, 2023).

4.5	Form of Warrant to Purchase Common Stock for K2 HealthVentures LLC (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2024).

4.6	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2023).

4.7	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 14, 2024).

4.8	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 29, 2025).

10.1*+	Amendment to Executive Employment Offer Letter dated July 31, 2024, by and between the Company and Francis Sarena, dated April 24, 2025.

10.2*†	Amendment to Collaboration Agreement, dated June 23, 2025, by and between the Company and BiBo Biopharma Engineering Co., Ltd.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32#	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

89bio, Inc.

Date: August 8, 2025	By:	/s/ Rohan Palekar
Rohan Palekar
Chief Executive Officer (principal executive officer)

Date: August 8, 2025	By:	/s/ Ryan Martins
Ryan Martins Chief Financial Officer
(principal financial and accounting officer)